Form 10-Q
period 1996-06-30
INTEGRITY INC
filed 1996-08-14
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  June 30, 1996      Commission File No.   0-24134
                                -------------                            -------




                             INTEGRITY INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                          63-0952549
- --------                                          ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)


                                 1000 Cody Road
                             Mobile, Alabama  36695
                             ----------------------
               (Address of principal executive offices, zip code)

                                 (334) 633-9000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at August 9, 1996
- -----                                     -----------------------------

Class A  Common Stock, $.01 par value              2,079,000
Class B  Common Stock, $.01 par value              3,435,000

PART I   FINANCIAL INFORMATION
         Item 1.  Financial Statements

                                                  INTEGRITY INCORPORATED
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                      (IN THOUSANDS)
                                                                                      JUN 30, 1996         DEC 31, 1995
                                                                               ----------------------------------------
 ASSETS
 Current Assets

     Cash                                                                                 $  1,861           $    1,045
     Trade receivables, less allowance for returns and doubtful                              5,721                5,191
 accounts of $1,435 and $1,676

     Other receivables                                                                         873                1,927
     Inventories                                                                             3,659                4,068
     Prepaid expenses and other assets                                                       2,814                3,474
                                                                                          --------             --------

           Total current assets                                                             14,928               15,705
     Property and equipment, net                                                             4,984                4,936

     Product masters, net of accumulated amortization of $1,824 and                         10,416                9,986
 $3,161
     Non-compete agreement, net of accumulated amortization of $770 and                        480                  605
 $645

     Other assets, net                                                                       3,286                3,427
                                                                                          --------             --------
           Total assets                                                                   $ 34,094             $ 34,659
                                                                                          ========             ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
     Current portion of long term debt and capital lease obligation                        $18,765              $18,018
     Accounts payable and accrued expenses                                                   2,293                2,384

     Royalties payable                                                                         299                  960
     Other current liabilities                                                                 244                  395
                                                                                          --------             --------
         Total current liabilities                                                          21,601               21,757

    Deferred revenue                                                                           186                  209
                                                                                          --------             --------
         Total liabilities                                                                  21,787               21,966
                                                                                          --------             --------

 Stockholders' equity
     Common stock                                                                               55                   55

     Additional paid-in capital                                                             12,035               12,035
     Retained earnings                                                                         415                  762

     Foreign currency translation                                                             (198)                (159)
                                                                                          --------             --------
         Total stockholders' equity                                                         12,307               12,693
                                                                                          --------             --------

         Total liabilities and stockholders' equity                                       $ 34,094             $ 34,659
                                                                                          ========             ========

                             INTEGRITY INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                           Quarter Ended               Six Months Ended
                                                              June 30                      June 30
                                                       -----------------------------------------------------
                                                         1996          1995          1996          1995
                                                         ----          ----          ----          ----
               Net Revenue                               $  6,432     $  9,442      $ 16,194      $ 19,535

               Cost of Sales                                2,453        3,317         6,801         6,978
                                                         --------     --------      --------      --------

               Gross Profit                                 3,979        6,125         9,393        12,557


               Marketing and Fulfillment                    2,130        4,337         5,306         7,706

               General and Administrative                   2,069        2,277         3,865         3,899
                                                         --------     --------      --------      --------
               (Loss) income from Operations                 (220)        (489)          222           952


               Other Income (Expenses)

                  Interest                                   (442)        (225)         (781)         (327)

                  Other                                         3          (10)          (25)          (36)
                                                         --------     --------      --------      --------
               (Loss) income before taxes                    (659)        (724)         (584)          589

               (Benefit from) provision for income           (262)        (279)         (237)          205
                taxes                                    --------     --------      --------      --------

               Net (loss) income                         $   (397)    $   (445)     $   (347)     $    384
                                                         ========     ========      ========      ========



                  Net Income (loss) per Share            $  (0.07)    $  (0.08)     $  (0.06)     $   0.07
                                                         ========     ========      ========      ========

                  Weighted average number of
                  shares outstanding                        5,514        5,514         5,514         5,514
                                                         ========     ========      ========      ========

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                                            Equity

                                       Class A                 Class B        Additional                  Adjustments

                                     Common Stock           Common Stock       Paid-in  Retained            from

                                  Shares      Amount      Shares    Amount    Capital    Earnings         Translations     Total
                               -------------------------------------------------------------------------------------------------

 Balance, March 31, 1995         2,079,000         21    3,435,000      34     12,035      3,643           (123)          15,610

    Net income (loss)                                                                       (445)                           (445)

    Translation adjustments                                                                                 (36)             (36)
                               -----------     ------    ---------   -----   --------   --------        --------        --------


 Balance, June 30, 1995          2,079,000         21    3,435,000      34     12,035      3,198           (159)          15,129

    Net income (loss)                                                                     (1,070)                         (1,070)

    Translation adjustments                                                                                  54               54
                               -----------     ------      -------   -----   --------   --------        --------        --------

 Balance, September 30, 1995     2,079,000         21    3,435,000      34     12,035      2,128           (105)          14,113

    Net income (loss)                                                                     (1,366)                         (1,366)

    Translation adjustments                                                                                 (54)             (54)
                               -----------     ------    ---------   -----   --------   --------        --------           -----

 Balance December 31, 1995       2,079,000         21    3,435,000      34     12,035        762           (159)          12,693

    Net income (loss)                                                                         50                              50

    Translation adjustments                                                                                  51               51
                                ----------     ------    ---------   -----   --------   --------        --------        --------


 Balance, March 31, 1996         2,079,000         21    3,435,000      34     12,035        812           (108)          12,794

    Net income (loss)                                                                       (397)                           (397)

    Translation adjustments                                                                                 (90)             (90)
                                ----------     ------    ---------   -----   --------   --------        --------        --------


 Balance, June 30, 1996          2,079,000     $   21    3,435,000   $  34   $ 12,035   $    415        $  (198)        $ 12,307
                                ==========     ======    =========   =====   ========   ========        ========        ========

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            SIX MONTHS ENDED
                                                                                                    -------------------------------

                                                                                                       JUNE 30           JUNE 30
                                                                                                        1996               1995
 CASH FLOWS FROM OPERATING ACTIVITIES                                                                (UNAUDITED)       (UNAUDITED)
                                                                                                   ---------------   ---------------
 Net (loss) income                                                                                      $  (347)              384
 Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization                                                                           585               449
    Amortization of product masters                                                                       1,395               971
    Allowance for returns and doubtful accounts                                                            (241)              453
    Changes in operating assets and liabilities
       Increase in trade receivables                                                                       (289)           (1,409)
       Decrease (increase) in other receivables                                                           1,054              (614)
       Decrease (increase) in inventories                                                                   409              (492)
       Decrease in prepaid and other assets                                                                 660               342
       Decrease in accounts payable and accrued expenses                                                    (91)             (532)
       Decrease in royalties payable                                                                       (661)             (158)
       Decrease in other current liabilities and deferred revenue                                          (174)             (500)
                                                                                                        -------           -------
        Net cash provided (used) by operating activities                                                  2,300            (1,106)

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                                     (449)           (1,318)
    Payments for product masters                                                                         (1,825)           (3,606)
    Increase in other assets                                                                                 82              (873)
                                                                                                        -------           -------
        Net cash used in investing activities                                                            (2,192)           (5,797)
                                                                                                        -------           -------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under line of credit                                                                   1,068             7,460
    Proceeds for issuance of long-term debt                                                                  --             3,000
    Principal payments on debt                                                                             (321)           (2,797)
                                                                                                        -------           -------
        Net cash provided by financing activities                                                           747             7,663
                                                                                                        -------           -------
 Effect of foreign currency rate fluctuations on cash                                                       (39)               56
                                                                                                        -------           -------
 Increase in cash                                                                                           816               816
 CASH BEGINNING OF PERIOD                                                                                 1,045               229
                                                                                                        -------           -------
 CASH END OF PERIOD                                                                                     $ 1,861           $ 1,045
                                                                                                        =======           =======

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for
    Interest                                                                                            $   740           $   327
                                                                                                        =======           =======
    Income taxes                                                                                        $     0           $   683
                                                                                                        =======           =======

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)

BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES


     Integrity Incorporated (the "Company" or "Integrity") is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and songbooks. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct mail throughout the United States and in over 110 other countries worldwide.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report dated December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the periods. The effect of the Company's outstanding stock options on earnings per share is not significant.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total net revenue decreased $3.3 million or 17.1% to $16.2 million for the six months ended June 30, 1996, from $19.5 million during the six months ended June 30, 1995. The decrease is partly attributable to lower direct response sales as a result of fewer direct response marketing promotions in 1996.
During the second quarter the transition to the Word distribution sales force was completed. The transition, while successful, did have an impact on retail sales. The retail division for the quarter was down 66.3%. International sales continue to show increases over the prior period up 39.5% for the quarter and 9.7% for the six months ended June 30, 1996. For the quarter ended June 30, 1996, total net revenue decreased 31.9% to $6.4 million, from $9.4 million for the same period in 1995. New product sales in all divisions amounted to $4.5 million or 27.9% of net revenue for the year-to-date 1996.

     Gross profit decreased 25.2% to $9.4 million for the six months ended June 30, 1996 from $12.6 million for the same period in 1995. Gross profit as a percentage of sales decreased to 58.0% for the six months ended June 30, 1996, from 64.3% for the same period in 1995. Second-quarter results as compared with the prior year period, reflected a decrease of 35.0% to $4.0 million, from $6.1 million for the same period in 1995. Retail sales experienced some margin pressure in the first six months with gross margin declining from 56.1% in 1995 to 51.3% in 1996. Also in an effort to reduce inventory levels, the direct, international and retail divisions conducted special inventory clearance sales with low gross margins.

     Marketing and fulfillment expenses decreased 31.1% to $5.3 million or 32.8% of net sales for the six months ended June 30, 1996, as compared with $7.7 million or 39.4% of net sales for the same period in 1995. For the quarter ended June 30, 1995, marketing and fulfillment expenses decreased 50.9% to $2.1 million or 33.1% of net sales, compared to $4.3 million or 45.9% of net sales for the same period in 1995. The decrease in marketing and fulfillment expenses is attributable to lower expenditures for mailings to direct response clubs in December which are amortized over the first six months from the mail date.

     General and administrative expenses were $3.9 million or 23.9% of net sales for the six months ended June 30, 1996 as compared to $3.9 million or 20.0% of net sales for the same period in 1995. For the quarter ended June 30, 1996, general and administrative expenses were $2.1 million or 32.2% of net sales, compared to $2.3 million or 24.1% of net sales for the same period in 1995. This is due, in part, to severance and related benefit costs associated with the outsourcing of the Company's retail sales force.

     Interest expense increased to $781,000 for the six months ended June 30, 1996 as compared with $327,000 for the same period in 1995. The increase was the result of higher average debt levels and higher interest rates in the first six months of 1996. The average interest rates for the six months ended June 30, 1996 and 1995 were 8.9% and 7.2% respectively.

     On August 2, 1996, Integrity signed a product distribution agreement whereby Integrity's music and video products will be distributed through Word Distribution's Christian and mainstream market channels, thereby broadening the Company's overall market reach. As part of the transition, Integrity eliminated 16 sales positions. A charge of $280,000 related to the change in distribution is included in the Company's second-quarter 1996 results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through cash generated from operations, although such funds have also been supplemented by borrowing under a line of credit and term notes as needed.

     Cash generated or (used) from operations totaled $2.3 million and $(1.1) million in the six months ended June 30, 1996 and 1995, respectively. A decrease in marketing expenditures for direct response, artist marketing and artist advances and receipt of an income tax refund were the primary contributors to cash generated from operations for the six months ended June 30, 1996. The use of cash will vary from quarter to quarter based on product releases and scheduled marketing promotions.

     In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns of the Company. Due to the nature of sales through direct response continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the six months ended June 30, 1996 and the same period in 1995 the amounts charged against income for returns and allowances for doubtful accounts were $3,789,000 and $4,397,000, respectively. Returns in the retail division have been higher than the same period last year due to the transition to the Word Distribution sales force.

     Capital expenditures totaled $355,000 and $1.3 million for the six month periods ended June 30, 1996 and 1995, respectively. Capital expenditures made during 1996 included weather proofing the new office building. At this point construction has been halted and no additional expenditures are anticipated for the new building in 1996. Other significant uses of cash were $1.8 million and $3.6 million for product master development for the six months ended June 30, 1996 and 1995, respectively.

     Primarily as a result of net losses experienced in 1995 and lower earnings in the first six months of 1996, at June 30, 1996 the Company was in noncompliance with certain financial covenants under substantially all of its loan agreements. As a result, all sums outstanding under the line of credit and the term loan were due and payable on the demand of the lender and all of the debt was classified as a current liability on the consolidated balance sheets at June 30, 1996 and December 31, 1995.

     On August 2, 1996, the Company entered into a $19 million, six-year financing agreement with a lender. The credit agreement includes a $6 million revolving credit facility and $13 million term loan. The lender received warrants exercisable for up to 12.5% of the Company's Class A common stock, with an exercise price of $1.875, and the warrants expire in 10 years. Under the terms of the financing agreement, the lender cannot exercise the warrants for two years (unless the Company undergoes a change in control.) Due to the new financing, approximately $291,000 of debt issue costs included in current assets at June 30, 1996 will be expensed during the third quarter of 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 3, 1996, the following matters were brought before and voted upon by the stockholders:

1. A proposal to elect the following to the Board of Directors to serve until the 1997 annual meeting:

                                              Class A Common Stock
                                              --------------------
                                                                                        Withhold
                                                      For                               Authority
                                                      ---                               ---------

 P. Michael Coleman                                1,291,382                             18,363
 Jean C. Coleman                                   1,286,722                             23,023
 John B. Ellis                                     1,291,632                             18,113
 Charles V. Simpson                                1,291,332                             18,413
 Heeth Varnedoe, III                               1,291,882                             17,863

                                              Class B Common Stock
                                              --------------------
                                                                                        Withhold
                                                      For                               Authority
                                                      ---                               ---------

 P. Michael Coleman                               34,350,000                                0
 Jean C. Coleman                                  34,350,000                                0
 John B. Ellis                                    34,350,000                                0
 Charles V. Simpson                               34,350,000                                0
 Heeth Varnedoe, III                              34,350,000                                0

2. A proposal to adopt an amendment to the Company's Long-Term Incentive Plan to authorize the issuance of an additional 200,000 shares of Class A Common Stock as described in the related Class A and Class B Proxy Statements of the
Company:



                                                   Class A
                                                   -------
                 For                               Against                              Abstain
                 ---                               -------                              -------
               445,717                             78,622                               20,139

                                                   Class B
                                                   -------


                 For                               Against                              Abstain
                 ---                               -------                              -------
             34,350,000                                0                                    0

3. A proposal to ratify the selection of Price Waterhouse LLP as independent auditors of the Company for the fiscal year ending December 31, 1996, as described in the related Class A and Class B Proxy Statements of the Company:

                                                    Class A
                                                    -------

                 For                                Against                              Abstain
                 ---                                -------                              -------

              1,299,307                              4,970                                5,468

                                                    Class B
                                                    -------

                 For                                Against                              Abstain
                 ---                                -------                              -------

             34,350,000                                0                                    0

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits

     Exhibit
     Number                        Exhibit Description
     -------                       -------------------
      3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994).

     3(i).1 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995, (incorporated by reference from Exhibit 3(i).1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1995).

      3(ii) Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

      10.1 Loan and Security Agreement, dated as of August 2, 1996, by and among Integrity Incorporated and Creditanstalt Corporate Finance, Inc.

      10.2 Stock Pledge Agreement, dated as of August 2, 1996, by Integrity Incorporated in favor of Creditanstalt Corporate Finance, Inc.

      10.3 Conditional Assignment and Trademark Security Agreement, dated August 2, 1996, between Integrity Incorporated and Creditanstalt Corporate Finance, Inc.

      10.4 Collateral Assignment and Agreement, dated as of August 2, 1996, by and between Integrity Incorporated and Creditanstalt Corporate Finance, Inc.

      10.5 Copyright Security Agreement, dated as of August 2, 1996, made by Integrity Incorporated in favor of Creditanstalt Corporate Finance, Inc.

      10.6 Warrant Agreement dated as of August 2, 1996, between Integrity Incorporated and Creditanstalt Corporate Finance, Inc.

      10.7 Product Distribution Agreement by and between Integrity Incorporated and Word, Inc., dated as of April 1, 1996. (The foregoing is the subject of a request for confidential treatment.)

      27          Financial Data Schedule (for SEC use only).

                  (b)     Reports on Form 8-K

                          There were no reports on Form 8-K filed for the
                  quarter ended June 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Integrity Incorporated


Date:  August 9, 1996                   /s/ P. Michael Coleman
      --------------------------        --------------------------------------
                                        P. Michael Coleman
                                        Chairman, President and
                                        Chief Executive Officer





Date:  August 9, 1996                   /s/ Alison S. Richardson
      --------------------------        --------------------------------------
                                        Alison S. Richardson
                                        Vice President, Corporate Controller

Exhibit Number                                                 Description
- --------------                                                 -----------

10.1                               Loan and Security Agreement, dated as of August 2, 1996, by and among Integrity Incorporated and Creditanstalt Corporate
                                   Finance, Inc.

10.2                               Stock Pledge Agreement, dated as of August 2, 1996, by Integrity
                                   Incorporated in favor of Creditanstalt Corporate Finance, Inc.

10.3                               Conditional Assignment and Trademark Security Agreement,
                                   dated August 2, 1996, between Integrity Incorporated and
                                   Creditanstalt Corporate Finance, Inc.

10.4                               Collateral Assignment and Agreement, dated as of August 2,
                                   1996, by and between Integrity Incorporated and Creditanstalt
                                   Corporate Finance, Inc.

10.5                               Copyright Security Agreement, dated as of August 2, 1996, made by Integrity Incorporated in favor of Creditanstalt Corporate
                                   Finance, Inc.

10.6                               Warrant Agreement dated as of August 2,
                                   1996, between Integrity Incorporated
                                   and Creditanstalt Corporate Finance, Inc.

10.7                               Product Distribution Agreement by and
                                   between Integrity Incorporated and
                                   Word, Inc., dated as of April 1, 1996. (The foregoing is the subject of a request for confidential treatment).

27                                 Financial Data Schedule (for SEC use only).

