Form 10-Q
period 1996-09-30
INTEGRITY INC
filed 1996-11-13
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended  September 30, 1996   Commission File No. 0-24134
                                -------------------                      -------

                               INTEGRITY INCORPORATED
                               ----------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                63-0952549
     --------                                                ----------
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                          Identification No.)

                                 1000 Cody Road
                             Mobile, Alabama  36695
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

Yes  X  No
   -----  -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                          Outstanding at November 8, 1996
-----                                          -------------------------------
Class A Common Stock, $.01 par value                    2,079,000
Class B Common Stock, $.01 par value                    3,435,000

Part 1   FINANCIAL INFORMATION
         Item 1. Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               (IN THOUSANDS)

                                                                                                    SEP 30, 1996      DEC 31, 1995
                                                                                                    ------------      ------------
 ASSETS
 Current Assets

  Cash                                                                                                 $ 1,338          $ 1,045

  Trade receivables, less allowance for returns and doubtful accounts of $1,415 and $1,676               5,076            5,191

  Other receivables                                                                                      1,124            1,927

  Inventories                                                                                            3,878            4,068

  Prepaid expenses and other assets                                                                      3,366            3,474
                                                                                                       -------          -------

   Total current assets                                                                                 14,782           15,705

  Property and equipment, net                                                                            4,967            4,936

  Product masters, net of accumulated amortization of $2,539 and $3,161                                 10,249            9,986

  Non-compete agreement, net of accumulated amortization of $812 and $645                                  438              605

  Other assets, net                                                                                      4,998            3,427
                                                                                                       -------          -------

   Total assets                                                                                        $35,434          $34,659
                                                                                                       =======          =======
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities

  Current portion of long term debt and capital lease obligation                                        $1,003          $18,018

  Accounts payable and accrued expenses                                                                  1,348            2,384

  Royalties payable                                                                                        452              960

  Other current liabilities                                                                                594              395
                                                                                                       -------           ------

   Total current liabilities                                                                             3,397           21,757

  Deferred revenue                                                                                         175              209
                                                                                                       -------          -------

 Long Term Liabilities

  Note Payable                                                                                           5,949

  Long term debt less current maturities                                                                12,007
                                                                                                       -------

   Total long term liabilities                                                                          17,956
                                                                                                       -------
   Total liabilities                                                                                    21,528           21,966
                                                                                                       -------          -------

 Stockholders' equity

  Common stock                                                                                              55               55

  Additional paid-in capital                                                                            13,428           12,035

  Retained earnings                                                                                        454              762

  Foreign currency translation                                                                             (31)            (159)
                                                                                                       -------          -------

   Total stockholders' equity                                                                           13,906           12,693
                                                                                                       -------          -------
   Total liabilities and stockholders' equity                                                          $35,434          $34,659
                                                                                                       =======          =======


                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                              Quarter Ended                         Nine Months Ended
                                               September 30                            September 30

                                             1996           1995                 1996                1995
                                             ----           ----                 ----                ----
 Net Revenue                              $7,682          $ 9,093              $23,876            $28,628

 Cost of Sales                             3,231            4,808               10,032             11,786
                                          ------          -------              -------            -------

 Gross Profit                              4,451            4,285               13,844             16,842



 Marketing and Fulfillment                 1,938            3,464                7,243             11,170

 General and Administrative                1,561            2,105                5,426              6,004
                                          ------          -------              -------            -------

 Income (loss) from Operations               952           (1,284)               1,175               (332)



 Other Income (Expenses)

   Interest                                 (585)            (338)              (1,366)              (665)

   Other                                       5              (19)                 (30)               (55)
                                          ------          -------              -------            -------

 Income (loss) before taxes and              372           (1,641)                (221)            (1,052)
 extraordinary item

 Provision for (benefit from) for            147             (571)                 (99)              (366)
 income taxes                             ------          -------               -------           -------

 Net income (loss) before                    225           (1,070)                (122)              (686)
 extraordinary item

 Extraordinary item from early
 extinguishment of debt less
 applicable taxes of $109,000               (186)                                 (186)
                                          ------                                -------

 Net (loss) income                        $   39          $(1,070)             $  (308)           $  (686)
                                          ======          =======              =======            =======

   Net (loss) income per share:

   Net (loss) income before
 extraordinary item                       $ 0.04          $ (0.19)             $ (0.02)           $ (0.12)
                                          ======          =======              =======            =======

   Extraordinary item                      (0.03)                                (0.04)
                                          ======                               =======

   Net (loss) income per share            $ 0.01          $ (0.19)             $ (0.06)           $ (0.12)
                                          ======          =======              =======            =======
   Weighted average number of shares       5,514            5,514                5,514              5,514
 outstanding                              ======          =======              =======            =======


                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                    CLASS A                 CLASS B
                                  COMMON STOCK           COMMON STOCK                                     EQUITY
                                                                              ADDITIONAL                ADJUSTMENTS
                                                                               PAID-IN     RETAINED         FROM
                               SHARES     AMOUNT      SHARES     AMOUNT        CAPITAL     EARNINGS     TRANSLATIONS     TOTAL
Balance, Jun 30, 1995         2,079,000       $21     3,435,000      $34        $12,035      $3,198           $ (159)    $15,129

 Net income (loss)                                                                           (1,070)                      (1,070)

 Translation Adjustments                                                                                          54          54
                              ---------       ---     ---------      ---         ------     -------           ------     -------

Balance, Sep 30, 1995         2,079,000        21     3,435,000       34         12,035       2,128             (105)     14,113

 Net income (loss)                                                                           (1,366)                      (1,366)

 Translation Adjustments                                                                                         (54)        (54)
                              ---------       ---     ---------      ---         ------       -----           ------     -------

Balance, Dec 31, 1995         2,079,000        21     3,435,000       34         12,035         762             (159)     12,693

 Net income (loss)                                                                               50                           50

 Translation Adjustments                                                                                          51          51
                              ---------       ---     ---------      ---         ------       -----           ------     -------
Balance, Mar 31, 1996         2,079,000        21     3,435,000       34         12,035         812             (108)     12,794

 Net income (loss)                                                                             (397)                        (397)

 Translation Adjustments                                                                                         (90)        (90)
                              ---------       ---      --------      ---         ------        ----           ------     -------

Balance, Jun 30, 1996         2,079,000        21     3,435,000       34         12,035         415             (198)     12,307

 Net income (loss)                                                                               39                           39

Issuance of stock
warrants                                                                          1,393                                    1,393

 Translation Adjustments                                                                                         167         167
                              ---------       ---     ---------      ---        -------        ----           ------     -------

Balance, Sep 30, 1996         2,079,000       $21     3,435,000      $34        $13,428        $454           $  (31)    $13,906
                              =========       ===     =========      ===        =======        ====           ======     =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                NINE MONTHS ENDED

                                                                        SEP 30, 1996          SEP 30, 1995
 CASH FLOWS FROM OPERATING ACTIVITIES                                   (UNAUDITED)           (UNAUDITED)
 Net (loss) income                                                       $  (308)              $  (686)

 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                                              882                   723

  Amortization of product masters                                          2,242                 2,087

  Allowance for returns and doubtful accounts                               (261)                  623

  Changes in operating assets and liabilities

   Increase in trade receivables                                             376                (1,144)

   Decrease (increase) in other receivables                                  803                  (204)

   Decrease (increase) in inventories                                        190                  (427)

   Decrease in prepaid and other assets                                      108                   668

   Decrease in accounts payable and accrued expenses                      (1,036)                 (707)

   Decrease in royalties payable                                            (508)                  728

   Decrease in other current liabilities and deferred revenue                165                  (794)
                                                                         -------               -------
    Net cash provided (used) by operating activities                       2,653                   867
                                                                         -------               -------

 CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                        (488)               (2,009)

  Payments for product masters                                            (2,505)               (5,249)

  Increase (decrease) in other assets                                       (436)               (3,187)
                                                                         -------               -------

   Net cash used in investing activities                                  (3,429)              (10,445)
                                                                         -------               -------

 CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under line of credit                                     (7,850)               10,558

  Proceeds for issuance of long-term debt                                 13,000                 4,500

  Principal payments on debt                                              (4,209)               (4,114)
                                                                         -------               -------

   Net cash provided by financing activities                                 941                10,944
                                                                         -------               -------
 Effect of foreign currency rate fluctuations on cash                        128                     1
                                                                         -------               -------

 Increase in cash                                                            293                 1,367

 Cash beginning of period                                                  1,045                   229
                                                                         -------               -------

 CASH END OF PERIOD                                                      $ 1,338               $ 1,596
                                                                         =======               =======
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for

  Interest                                                               $ 1,377               $   508

  Income taxes                                                                $0               $   683

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)

BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Incorporated (the "Company" or "Integrity") is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and songbooks. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and in over 110 other countries worldwide.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report dated December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the periods. The effect of the Company's outstanding common stock equivalents on earnings per share is not significant.

LONG TERM DEBT

         On August 2, 1996, the Company entered into a $19 million, six-year financing agreement with a lender. The credit agreement includes a $6 million revolving credit facility and $13 million term loan. The lender received warrants exercisable for up to 12.5% of the Company's Class A common stock, with an exercise price of $1.875, and the warrants expire in 10 years. Under the terms of the financing agreement, the lender cannot exercise the warrants for two years (unless the Company undergoes a change in control). Due to the new financing, approximately $186,000, net of income taxes of $109,000, of debt issue costs were expensed as an extraordinary item in the accompanying statement of operations during the third quarter of 1996.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net revenue decreased $4.7 million or 16.6% to $23.9 million for the nine months ended September 30, 1996, from $28.6 million during the nine months ended September 30, 1995. The decrease is partly attributable to lower direct response sales as a result of fewer direct response marketing promotions in 1996. Furthermore, the transition in the second quarter to the Word distribution sales force is still having an impact on retail sales. Sales in the retail division decreased 39.9% to $1.6 million for the third quarter of 1996 compared to $2.6 million in the same period in 1995. International sales experienced a decrease of 3.2% for the quarter but still had an increase of 23.8% for the nine months ended September 30, 1996. For the quarter ended September 30, 1996, total net revenue decreased 15.5% to $7.7 million, from $9.1million for the same period in 1995. New product sales in all divisions amounted to $6.7 million or 31.4% of net revenue for the nine months ended September 30, 1996.

         Gross profit decreased 17.8% to $13.8 million for the nine months ended September 30, 1996 from $16.8 million for the same period in 1995. Gross profit as a percentage of sales decreased to 58.0% for the nine months ended September 30, 1996, from 58.9% for the same period in 1995. Higher amortization in the first nine months of 1996 contributed to the lower margin. Also in an effort to reduce inventory levels, the direct, international and retail divisions conducted special inventory clearance sales with low gross margins. Third-quarter gross profits results as compared with the prior year period reflected an increase in expenses associated with product masters of 3.9% to $4.5 million, from $4.3 million for the same period in 1995.

         Marketing and fulfillment expenses decreased 35.2% to $7.2 million or 30.0% of net sales for the nine months ended September 30, 1996, as compared with $11.2 million or 39.0% of net sales for the same period in 1995. For the quarter ended September 30, 1996, marketing and fulfillment expenses decreased 44.0% to $1.9 million or 25.2% of net sales, compared to $3.5 million or 38.0% of net sales for the same period in 1995. The decrease in marketing and fulfillment expenses is partly attributable to lower expenditures for mailings to direct response clubs in December and June which are amortized over the first six months from the mail date, and also lower bad debt levels in direct
response which are classified as fulfillment expense.            .

         General and administrative expenses were $5.4 million or 22.7% of net sales for the nine months ended September 30, 1996 as compared to $6.0 million or 21.0% of net sales for the same period in 1995. For the quarter ended September 30, 1996, general and administrative expenses were $1.6 million or 20.3% of net sales, compared to $2.1million or 23.1% of net sales for the same period in 1995. Although the nine month figures include severance and related benefit costs associated with the outsourcing of the Company's retail sales force, the improvement reflects managements' continued efforts to streamline costs in all areas of the company.

         Interest expense increased to $1.4 million for the nine months ended September 30, 1996 as compared with $665,000 for the same period in 1995. The increase was the result of higher average debt levels and higher interest rates in the first nine months of 1996. The average interest rates for the nine months ended September 30, 1996 and 1995 were 10.2% and 8.0% respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations primarily through cash generated from operations, although such funds have also been supplemented by borrowing under a line of credit and term notes as needed.

         Cash generated from operations totaled $2.7 million and $868,000 in the nine months ended September 1996 and 1995, respectively. A decrease in marketing expenditures for direct response, artist marketing and artist advances and receipt of an income tax refund were the primary contributors to cash generated from operations for the nine months ended September 30, 1996. The use of cash will vary from quarter to quarter based on product releases and scheduled marketing promotions.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns and collections of the Company. Due to the nature of sales through direct response continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the nine months ended September 30, 1996 and the same period in 1995 the amounts charged against income for returns and allowances for doubtful accounts were $4,657,553 and $958,174 respectively. Returns in the retail division have been higher than the same period last year due to the transition to the Word Distribution sales force.

         Capital expenditures totaled $488,000 and $2.0 million for the nine month periods ended September 30, 1996 and 1995, respectively. Capital expenditures made during 1996 included weather proofing the new office building. At this point construction has been halted and no additional expenditures are anticipated for the new building in 1996. Other significant uses of cash were $2.5 million and $5.2 million for product master development for the nine months ended September 30, 1996 and 1995, respectively.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               (A)   EXHIBITS

 EXHIBIT
 -------
  NUMBER                                              EXHIBIT DESCRIPTION
  ------                                              -------------------
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

    27         Financial Data Schedule (for SEC use only)

               (B)  REPORT ON FORM 8-K

               There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTEGRITY INCORPORATED




Date: November 8, 1996                  /s/ P. Michael Coleman
----------------------                  -----------------------------------
                                        P. Michael Coleman
                                        Chairman, President and
                                        Chief Executive Officer



Date: November 8, 1996                  /s/ Alison S. Richardson
-----------------------                 -----------------------------------
                                        Alison S. Richardson
                                        Vice President, Corporate Controller