Form 10-K
period 1996-12-31
INTEGRITY INC
filed 1997-03-25
CIK 922865

                   ======================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             -------------------
                                  FORM 10-K
                             -------------------
(MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OR

        [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER 0-24134

                           INTEGRITY INCORPORATED
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               63-0952549
             (STATE OR OTHER                        (I.R.S. EMPLOYER
      JURISDICTION OF INCORPORATION)                IDENTIFICATION NO.)

                               1000 CODY ROAD
                           MOBILE, ALABAMA   36695
                  (Address of principal executive offices)
                                334-633-9000
            (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    CLASS A COMMON STOCK, $.01 PAR VALUE
                              (Title of class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [ ]

   The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), was $3,758,437.50 at March 1, 1997, as reported by the Nasdaq National Market.

   The number of shares of Registrant's Class A Common Stock, $.01 par value per share, outstanding at March 1, 1997 was 2,079,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1997 are incorporated by reference into Part III.

                     ===================================

                                    PART I.
ITEM 1.  BUSINESS.

INTRODUCTION

   Integrity Incorporated (the "Company" or "Integrity") is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and songbooks. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct to consumer throughout the United States and in over 120 other countries worldwide. Integrity was organized in Alabama as a corporation on May 1, 1987 and was reincorporated in Delaware on October 1, 1993.

   Integrity's recorded music products fall into two broad categories: concept products which are centered on a specific theme, such as praise and worship music; and artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products, including a children's music series and praise and worship music recorded specifically for aerobic exercises. Integrity's products also include printed music, such as song books and sheet music, designed primarily for distribution to churches and choral groups. The Company distributes its products domestically through two primary channels: direct to consumer programs and retail markets.

PRODUCTS

   Concept Products

   Concept products are centered around a specific theme, such as praise and worship music or inspirational instrumental music, rather than being focused on a specific artist. The Company's original concept product series was Hosanna! Music(R), recorded praise and worship music, which is composed of live recordings sung by an audience and worship leader rather than a performing artist. The Company's Hosanna! Music(R) series has proven to be a successful product line having just produced its 76th recording.

   The Company's concept product line has grown to eight concept series. The Company's concept product offerings now include: Scripture Memory Songs(R), in which actual Bible passages are used as lyrics in contemporary music intended to facilitate Scripture memorization; Just-For-Kids(R), a series of children's music tapes; Interludes(R), an instrumental series with varying themes designed to transcend religious denominations; Quest(R), a spoken word series; Sing-a-Long Praise(R), a product designed to teach five to seven year old children praise and worship songs; and Alleluia! Music(R), a praise and worship music product designed to build upon the Company's long-running success, Hosanna! Music(R). The Praise! Walk(R) series is a product designed to aid walkers in their exercise programs. In addition, the Company also offers the Lullaby series of children's music and Praise! Aerobics(R).

   Artist Products

   In addition to concept products, the Company also produces artist recordings which have recently included "Welcome Home" by Ron Kenoly, recipient of the Dove Foundation's "Family Approved" seal of excellence. In addition, this recording recently appeared on Billboard's HeatSeeker's Album Chart and debuted as No. 9 on the Top Contemporary Christian Chart. The previous release by Ron Kenoly was "Sing Out" which was the first Integrity title to enter Billboard's Top 200. Billboard's Top 200 lists the 200 best selling albums in the nation and includes all genres. Also by Ron Kenoly are "God is Able" and Integrity's best selling recording, "Lift Him Up." The Company's artist recordings also include: "There Is A Hope" by Alicia Williamson, a contemporary Christian artist; "Truth Sings the Word," "Truth One," "Truth Praise," "Equation of Love" and "Something to Hold On To," by Truth, an adult contemporary Christian ensemble; "Woman Thou Art Loosed" with Bishop T. D. Jakes, which recently reached the number one spot on Soundscan's Top Christian Albums Chart and Top Praise and Worship Chart among Christian Bookstores; "Worship With Don Moen," "Rivers of Joy" and "Emmanuel Has Come" by Don Moen; and "Champion of Love," "Revive Us Again" and "God Can" by Alvin Slaughter.

   Other Products

   The Company has also produced numerous musical video products, including: recordings of live performances by the Company's artists, such as Ron Kenoly's videos "Welcome Home," "Sing Out", the first Hosanna! title to appear on Billboard's Top 40 Music Video Chart, and "God is Able," ranked number one in 1994 on the CCM ("Contemporary Christian Magazine") video chart; a popular children's music series, Just-For- Kids(R), featuring the Donut Man(R); Praise! Aerobics(R), praise and worship music recorded specifically for aerobic exercises; Bible Hits Video(R), Scripture songs interpreted in hip-hop fashion, geared for children ages 7 to 14; The Adventures of the Royal Academy(R) , an animated video series featuring Bible-based stories designed to teach in an entertaining fashion; and Integrity Music Worship Software(R), designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking. The Donut Man(R) video "After School" and the animated video collection The Adventures of the Royal Academy(R) recently received the Dove Foundation's "Family Approved" seal of excellence.

   Integrity's Christian music products also include printed product lines such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produces "God With Us," winner of the Gospel Music Association Dove Award in April 1994 for best musical and still at the top of the non-seasonal musical charts for three years running; "We Hold These Truths," a patriotic musical, has ranked among the top 10 during the patriotic season; "Mighty Cross," nominated for the 1995 best musical Dove Award, "The Name of Our God," ranked in November 1996 as number 4 in the Youth Collection chart; and "A Christmas Masterpiece," ranked number 3 among the Adult Christmas Collection chart. These musicals were ranked by The Church Music Report
("TCMR").                .

PRODUCT CREATION

   The Company's product development process is based upon the creation of new concept or artist products which are designed, scripted and marketed to respond to a specific demand. Integrity conducts a planning process for each new product in order to determine whether the final product is likely to be successful in the market for which it is designed.

   New product concepts are based on responses to surveys of the Company's current customer base as well as other market and product research conducted by the Company and by independent consultants. Once a new product concept has been identified, Integrity assembles a creative team which includes one or more artists and producers, generally employed on a freelance or contract basis, and representatives of Integrity's creative, marketing and finance divisions.
Chris Long, senior vice president and general manager of Integrity Records and
Publishing Group, is responsible for the product creation process.   Don Moen,
executive vice president - creative, works with Mr. Long providing strategic input in the creative process. Both Mr. Moen and Mr. Long play a key part with the creative team in the planning process, which includes finalizing the concept for the recording or series and selecting the songs to be used. During this initial planning, the creative team also develops a cost analysis for the project including projected sales and profitability.

   Following the development of the product concept, the product is recorded at Integrity's studio in Mobile, Alabama, in live settings at churches or civic auditoriums, or in independent studios in cities such as Los Angeles, California or Nashville, Tennessee. A significant amount of recording is done in independent studios. The studios in Mobile, Alabama are mainly used as a post-production facility where the recordings are edited and mixed. The manufacturers receive the master recordings from Integrity in digital format and then produce a master to be used in the manufacturing process. The Company reviews the final manufacturing master prior to production to ensure that the quality of the recording has been maintained.

DISTRIBUTION

   The Company distributes its products domestically through two primary channels: direct to consumer and retail markets. In addition, the Company has an international distribution network which reaches markets in over 120 countries.

   Direct To Consumer

   The Company's direct to consumer activities are based primarily on a variety of methods designed to reach the consumer directly. Among the methods are continuity clubs in which the member receives a selection every six to eight weeks and is billed for each selection until the Company is instructed to cancel the membership. This differs from certain other music clubs in which members have a "negative option" allowing them to decline monthly selections before they are mailed and in which their only obligation is to purchase a certain number of products over a stated period of time.

   The Company's potential direct to consumer database includes subscribers to Christian magazines, purchasers of Christian mail order products and donors to Christian ministries. When available, the Company obtains such mailing lists to conduct a one-time solicitation of an approved direct mailing. Once a response is received by Integrity, the customer's name is added to the Company's own mailing list. Integrity also builds its direct to consumer database through space advertisements in Christian magazines and through telemarketing.

   The Company's first continuity club, Hosanna! Music(R) has just produced its 76th recording. Currently the Company operates seven continuity clubs, including the Scripture Memory Songs(R), Praise Walk(R) and Just-For- Kids(R) series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

   Statistical, demographic and sales data on the continuity clubs is compiled for the Company by an independent statistical consultant. The consultant gathers information from numerous sources including periodic surveys to Integrity's continuity club members and data from the Company's distribution records.

   In addition to continuity clubs, the Company's direct to consumer program includes mail order catalog sales, telemarketing and one-time offers to active customers. The mail order catalog and telemarketing programs are designed to increase sales to the Company's current customers by increasing their awareness of Integrity's full line of products, as well as to develop new customers for Integrity products. In 1996, the Company began using television as another way of reaching consumers. This led to the debut in early 1997 of the Company's program "Lift Him Up," which is aired twice weekly on the Trinity Broadcasting Network (TBN) and includes segments where consumers can dial in to purchase the product offered that week.

   Retail Markets

   Integrity's retail sales activities are targeted at two markets, the Christian bookstore ("CBA") market, and the general retail market. The Company currently utilizes Word, Inc. ("Word") to serve these markets.

   All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity's products which are shipped and invoiced based on orders received directly from Word's sales force through a computerized order entry system. Word services the Company's customers from one warehouse located in Texas. As a result of the distribution agreement with Word, the Company also has access to the Sony/Epic distribution system.

   Retail sales efforts are supported by market research, point-of-purchase advertising, radio promotion, and product publicity developed by Integrity's own in-house staff.

   International

   The Company's international sales are made through a subsidiary located in the United Kingdom, responsible for Europe; a subsidiary located in Australia, responsible for Australia, New Zealand and the Solomon Islands; and a subsidiary located in Singapore, responsible for Singapore and Burma . In addition, products are sold to more than 60 independent distributors who are licensed to manufacture Integrity products from master recordings and distribute them in a country or region and approximately 18 importers to whom the Company provides products. The Company's international distribution network reaches markets in over 120 countries. The Company plans to expand into various markets through importers, who would sell Company-provided products, or through distributors licensed to produce Integrity products from a master recording.

   The Company also develops products specifically for certain markets. This effort includes recording songs in indigenous languages as well as utilizing local artists and local songs to produce the recordings. Integrity currently produces products in the Russian, Spanish, Mandarin Chinese, French, German,
Portuguese and Indonesian languages.   Integrity artists are also involved in
live performance tours to various countries, such as the recent trip to the Philippines by Don Moen where his performances drew an audience of over 45,000 people.

   Church/Choral

   The church/choral division can be segmented into two separate categories, choral music and the Company's direct- to-church business. Choral music includes numerous recordings and printed products designed primarily for sale to churches, organizations or choral groups for their use in musical performances at worship services and other events. All of the church/choral
marketing, sales and customer service is provided by the Company.   During the
fourth quarter of 1996, Integrity appointed PraiseGathering Music Group, Inc. to provide product development, marketing and production services for all of Integrity's choral print products. The Word sales force supplies these choral products to choral distributors as well as the CBA stores. Integrity maintains its own direct to church sales channel for certain concept products and choral music.

MUSIC PUBLISHING

   The Company's song catalog has accumulated ownership rights for over 2,300 songs and has generated a significant amount of royalty income from use by third parties. The Company publishes a majority of the songs appearing on Integrity recordings and pays royalties to third parties for the remaining songs.

   Integrity places great emphasis on the development and maintenance of its song catalog. Songs are selectively added to the song catalog based on the concept or theme of a specific product design or because the Company believes that the songs have the potential to be a part of a future Integrity product. The Company believes that its efforts have produced a distinctive Christian song catalog whose titles are used not only on recorded media and radio and television programming, but also in church services.

   The Company licenses the use of its songs to churches and other choral groups through Christian Copyright Licensing, Inc. ("CCLI"). Through CCLI, churches and choral groups in the United States are able to pay one licensing fee for the use of numerous Christian music copyrights. The Company is paid a percentage of the licensing fees collected by CCLI based on CCLI's estimates of the percentage of Integrity songs utilized by the churches and choral groups.

WAREHOUSING AND FULFILLMENT

   Integrity currently contracts with Word for its retail market warehousing, physical inventory and distribution functions. Word is one of several companies that provide this service in the CBA market. The contract with Word extends through March 30, 2000. All retail market sales functions are currently performed by Word's sales force. Direct to consumer fulfillment services, excluding warehousing and physical inventory functions, for Integrity's direct to consumer programs are provided by LCS Industries, Inc. ("LCS"), located in Clifton, New Jersey. In addition to managing the Company's database of customer names, LCS also provides most of the fulfillment activities of the direct to consumer operation, including order receipt and processing, data entry, invoicing, mailing and customer service. Integrity's own distribution center is responsible for its direct to consumer and international warehousing, physical inventory and distribution functions.

COPYRIGHTS AND ROYALTY AGREEMENTS

   The Company's music products are protected under applicable domestic and international copyright laws. In addition, Integrity currently has ownership rights to approximately 2,300 songs, which are also protected under copyright law. In general, works that are protected under copyright laws are proprietary, which means that for a fixed period of time the copyright owner has the exclusive right to control the publication (or other reproduction) of the copyrighted work. Subject to the compulsory licensing provisions of the United States Copyright Act covering audio records, a copyright owner may license others to publish, reproduce, or otherwise use its copyrighted work, on an exclusive or nonexclusive basis, subject to limitations (such as duration and territory) and upon such other terms and conditions, including royalty payments, as the copyright owner may require. However, the Company operates in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use.

   Integrity pays royalties in two different categories. The Integrity songwriters are paid by Integrity's publishing division when their songs are used on an Integrity product or by other companies when used on third party products. Artists, producers and other song publishers are paid based on Integrity's sales of products containing their works. Integrity owns the majority of the songs it produces, and does not have to pay publisher royalties to third parties for those songs.

COMPETITION

   The Company faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. Integrity competes directly with other record companies and music publishers that distribute Christian music to Christian bookstores, as well as a number of secular record companies, many of whom have substantially greater financial resources than the Company. The Company competes with other record and music publishing companies, both Christian and secular, on the basis of the Company's ability to sign established and new artists and songwriters and gain access to distribution channels.

   Many of the Company's competitors have significantly longer operating histories and several have greater revenues from their music product lines. The Company's ability to continue to compete successfully will be largely dependent upon its ability to build upon and maintain its reputation for quality Christian music and other communication products.

EMPLOYEES

   As of December 31, 1996, the Company employed 118 individuals, 98 of whom are located at the Company's Mobile, Alabama, headquarters.

   The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

GOVERNMENT REGULATION

   The Company's direct to consumer program is subject to federal regulations governing unfair methods of competition or unfair or deceptive acts and practices. These regulations prohibit, in general, the solicitation of any order for sale of merchandise through the mail unless at the time of solicitation the seller has a reasonable basis to expect that he will be able to ship the merchandise within the time period indicated or within thirty days if no time period is indicated. If there is any delay in the applicable time period, the seller is required under the regulations to give the buyer the option to cancel the order and receive a prompt refund or consent to a delay in shipment. Management believes that the Company is in full compliance with the applicable federal regulations governing its direct to consumer programs.

ITEM 2.  PROPERTIES.

   The Company owns the approximately 25,000 square foot headquarters and studio facility it occupies in Mobile, Alabama, which houses the executive offices of Integrity as well as the management and sales staff. This facility was constructed in 1983 and is pledged as security against the Company's senior indebtedness. See "Management's Discussion and Analysis - Liquidity and Capital Resources." In early 1995, the Company began construction of a 44,000 square foot headquarters expansion. As a result of general business conditions, the Company decided to halt construction of its new facility at the point when the building was secured from the elements. In 1996, construction costs totaled $365,000. Total cost of construction of the new facility through December 31, 1996 was $2.7 million.

   Of this amount, approximately $1.2 million relates to a write-down of the new facility in accordance with the provisions of FASB 121 - "Accounting for the Impairment of Long-Lived Assets." See Note 6 to the financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1996.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Integrity's common stock is traded on The Nasdaq National Market under the symbol ITGR. The table below sets forth the quarterly high and low last sales price per share as reported on the Nasdaq National Market for the Class A Common Stock from January 1, 1995 through December 31, 1996. The last sale price of the Class A Common Stock on March 13, 1997 was $1.8125 per share.

                                      High             Low
                                      ----             ---

        Fiscal Year 1995
        ----------------
        First Quarter                  7.50             6.00
        Second Quarter                 7.00             4.25
        Third Quarter                  5.50             3.75
        Fourth Quarter                4.375            2.125

        Fiscal Year 1996
        ----------------
        First Quarter                  3.75            1.875
        Second Quarter                 3.13            1.875
        Third Quarter                 2.375            1.387
        Fourth Quarter                 3.00            1.125



   As of March 13, 1997, there were approximately 106 stockholders of record of Integrity's Class A Common Stock and three stockholders of record of Integrity's Class B Common Stock.

   The current policy of Integrity's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of Integrity's business, and, therefore, the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. In addition, Integrity's ability to pay dividends is limited by its existing credit agreement and may be limited in the future by the terms of then-existing credit facilities. See Note 6 to Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected historical balance sheet and income statement data presented below for each of the five years in the period ended December 31, 1996 have been derived from the consolidated financial statements for the Company audited by Price Waterhouse LLP, independent accountants.

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

                                                                       Year Ended December 31
                                                                 (in thousands, except share data)
                                                      ----------------------------------------------------------
      STATEMENT OF INCOME DATA:                          1996       1995         1994         1993         1992
                                                      ----------------------------------------------------------
         Net sales                                    $ 30,395   $ 36,277    $  34,802    $  29,127     $ 23,688

         Cost of sales                                  14,981     15,547       12,636       10,291        7,868
                                                      --------   --------    ---------    ---------     --------
         Gross profit                                   15,414     20,730       22,166       18,836       15,820

         Marketing and fulfillment expenses              9,131     14,914       10,822        9,157        6,382

         General and administrative expenses             7,545      7,959        6,373        5,278        6,272

         Loss on impairment of long-lived assets         1,200                       -            -            -
                                                      --------   --------    ---------    ---------     --------
         (Loss) income from operations                  (2,462)    (2,143)       4,971        4,401        3,166

         Interest expense                                1,804      1,027          244          561          284

         Interest expense on related party notes
         payable                                            --         --          281           --           --

         Other (income) expense                           (153)        65          (10)          --           71
                                                      --------   --------    ---------    ---------     --------
         (Loss) income before income taxes and          (4,113)    (3,235)       4,456        3,840        2,811
         extraordinary item

         (Benefit from) provision for Income taxes        (654)    (1,183)       1,644         --            --
         (1)                                          --------   --------    ---------    ---------     --------

         Net (loss) income before extraordinary         (3,459)    (2,052)       2,812        3,840        2,811
         item

         Extraordinary item from early
         extinguishment of debt less applicable
         taxes of $47,000                                 (248)                     --           --           --
                                                      --------   --------    ---------    ---------     --------
         Net (loss) income                            $ (3,707)  $ (2,052)   $   2,812        3,840        2,811
                                                      ========   ========    =========    =========     ========
         Pro forma provision for income taxes (1)                                    -        1,469        1,078
                                                      --------   --------    ---------    ---------     --------
         Pro forma net income (1)                                                    -    $   2,371     $  1,733
                                                      ========   ========    =========    =========     ========
         Net (loss) income per share before
         extraordinary item                           $  (0.63)  $           $      --    $      --           --
                                                      ========   ========    =========    =========     ========
         Net (loss) income per share (1)(2)           $  (0.67)  $  (0.37)   $    0.59    $    0.52           --
                                                      ========   ========    =========    =========     ========
         Weighted average number of shares
         outstanding(2)                                  5,514      5,514        4,744        4,533           --
                                                      ========   ========    =========    =========     ========

                                                                       Year Ended December 31
                                                                           (in thousands)
                                                       ---------------------------------------------------------
      BALANCE SHEET DATA:                                 1996       1995         1994         1993         1992
                                                       ---------------------------------------------------------
         Net working capital                           $10,467   $ (6,052)     $ 9,079      $ 2,186      $ 2,509
         Total assets                                   31,058     34,659       26,080       17,856       10,995
         Total bank debt, notes payable to
         former stockholders (3)                        18,304     18,018        5,093       13,313        6,588
         Stockholders' equity                           10,487     12,693       14,800          748        1,242

__________________________________
(1) The Company elected Subchapter S corporation status for federal and state income tax purposes effective May 1, 1987. The Company terminated its election to be taxed as a Subchapter S corporation effective September 1, 1993 and has been subjected to federal and state income taxes from that date forward. The pro forma provision for income taxes, pro forma net income and pro forma net income per share reflect the pro forma effect of income taxes under FAS No. 109 as if the Company had been taxed as a C corporation for all periods presented.

(2) As adjusted to give retroactive effect to the reclassification of each share of the Company's Class A Common Stock as 3,597.12 shares of Class B Common Stock and the sale of additional shares (454,526 in 1994 at the initial public offering price of $9.00 per share) necessary to fund a distribution of certain previously taxed earnings to the Company's existing stockholders and to pay a former stockholder under a stock purchase agreement. Distributions of Subchapter S corporation dividends were $3.0 million in 1993. There were no dividends granted during 1994, 1995 or 1996.

(3) Includes discount of $1,296,000 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

   The Company is a producer and publisher of Christian lifestyle products.
The Company's recorded music products fall into two broad categories: concept products and artist products. Concept products are centered on a specific theme, such as praise and worship, and artist products feature a specific performer. In addition to audio recordings, Integrity produces Christian music print and video products. The Company has an international distribution network which reaches markets in over 120 countries. In addition, the Company markets products directly to churches.

   The following historical analysis shows the percentage of product sales by distribution channel:

                              1996       1995         1994
                             ------------------------------
       Direct To              37.2%      45.1%        49.4%
       Consumer

       Retail Market          34.3       35.5         33.4

       International          20.7       12.9         13.6

       Church/choral           7.8        6.5          3.6


   The Company also receives royalty income from the licensed use of songs owned by Integrity, which was $2.9 million, $2.4 million and $2.3 million in 1996, 1995 and 1994 respectively.

   The Company's quarterly operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses and changes in sales and product mixes.

RESULTS OF OPERATIONS

   The following table sets forth operating results expressed as a percentage of net sales for the periods indicated and the percentage change in such operating results between periods.


                                                     Percentage of Net Sales           Percentage Change
                                                     Year Ended December 31             Year Ended (1)
                                                --------------------------------------------------------
                                                  1996       1995        1994         96-95        95-94
                                                --------------------------------------------------------
         Net Sales                               100.0%     100.0%      100.0%        (16.2)%        4.2%

         Cost of Sales                            49.3       42.9        36.3          (3.6)        23.0
                                                 -----      -----        ----         -----       ------

         Gross Profit                             50.7       57.1        63.7         (25.7)        (6.5)

         Marketing and Fulfillment Expense        30.0       41.1        31.1         (38.8)        37.8

         General and Administrative Expense
                                                  24.8       21.9        18.3          (4.8)        24.8
         Loss on impairment of long-lived
         assets                                    3.9%        --          --            --           --
                                                 -----      -----        ----         -----       ------

         Income (loss) From Operations            (8.1)%     (5.9)%      14.3%         41.1%      (143.1)%
                                                 =====      =====        ====         =====       ======

___________________________________

(1) Calculated as a percentage change from the accompanying selected financial data.

1996 COMPARED TO 1995

   Net sales decreased 16.2% to $30.4 million in 1996 from $36.3 million in 1995, reflecting decreased retail and direct to consumer sales, which were partially offset by increased international sales and copyright revenues. The international and copyright divisions continued to grow with the international division posting an increase of $1.4 million to $5.7 million in 1996, a 31.5% increase primarily due to increased expansion overseas. The copyright division posted an increase of $511,000, a 21.0% increase, to $2.9 million in 1996 due to the acquisition of song copyrights during late 1995. The retail and direct to consumer divisions posted decreases for 1996. The retail division decreased $2.5 million to $9.5 million a 20.9% decrease as the Company experienced higher returns in retail upon the transition of the sales force and distribution functions to Word. The direct to consumer division decreased $4.9 million or 32.4% to $10.3 million primarily due to the significant reduction in mailings sent to direct mail customers. Management decreased its marketing efforts in conjunction with its cost streamlining business plan. Unit sales decreased by 24.4% to 3.4 million in 1996 from 4.5 million in 1995 due to fewer new album releases and lower marketing expenditures. In 1996, new products accounted for 1.6 million units, or 47.1% of the total units sold. The new products offered were from existing product lines as well as new product lines featuring new artists and several of Integrity's best-selling artists, such as Ron Kenoly.

   Gross profit decreased 25.6% to $15.4 million in 1996 from $20.7 million in 1995. Gross profit as a percentage of sales was 50.7% and 57.1% for the years ended December 31, 1996 and 1995, respectively. Gross margins declined primarily as a result of a charge of $1.7 million for record masters not expected to recoup recording cost, including related inventory and supplies. The increase in copyright revenue which carries a lower gross margin also contributed to the decrease.

   Marketing and fulfillment expenses decreased 38.8% to $9.1 million or 30.0% of net sales in 1996, as compared with $14.9 million or 41.1% of net sales in 1995. This decrease was primarily the result of lower marketing expenses in both the retail and direct to consumer divisions. The direct to consumer division did fewer marketing promotions to focus on those promotions with a greater probability of profitability. Both divisions also posted decreases in fulfillment cost. Retail marketing campaigns included concept marketing and new-artist promotions. Additionally, marketing expenses reflect the operation of the Company's internal retail sales staff during the first half of 1996. The internal sales force did not cover the additional fixed costs as anticipated and in mid-1996, Integrity decided to transition retail sales operations to Word's sales force.

   General and administrative expenses decreased $500,000 to $7.5 million or 24.8% of net sales in 1996, compared with $8.0 million or 21.9% of net sales in 1995. The decrease in expenditures was due to personnel cuts and cost saving measures implemented in 1995.

   Operating expenses increased by $1.2 million during 1996 as a result of a write-down of the Company's corporate headquarters under the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets."

   In addition to the building write-down charge, 1996 also included a $1.7 million charge reflecting revised values for certain product masters, and $300,000 in severance and other costs associated with the sales force transition to Word.

   As a result of the above, loss from operations was $2.5 million or 8.1% of net sales in 1996, compared to loss of $2.1 million or 5.9% of net sales in 1995.

   Interest expense increased to $1.8 million in 1996 compared with $1.0 million in 1995. The increase was a result of higher debt levels and higher interest rates in 1996.

1995 COMPARED TO 1994

   Net sales increased 4.2% to $36.3 million in 1995 from $34.8 million in 1994. The retail and church divisions continued to grow with the retail division posting an increase of $1.2 million to $11.7 million in 1995, a 11.4% increase. Unit sales decreased by 6.3% to 4.5 million in 1995 from 4.8 million in 1994 due to fewer new album releases. In 1995, new products accounted for
2.1 million units, or 46.7% of the total units sold. The new products offered were from existing product lines as well as new product lines featuring new artists and several of Integrity's best-selling artists, such as Ron Kenoly.

   Gross profit decreased 6.5% to $20.7 million in 1995 from $22.2 million in 1994. Gross profit as a percentage of sales was 57.1% and 63.7% for the years ending December 31, 1995 and 1994, respectively. Gross margins declined as a result of higher product costs and a higher volume of products sold through the Company's retail channel, which generally carry lower gross margins. As a percentage of total net sales, retail sales increased to 32.4% in 1995 from 30.2% in 1994; international sales decreased to 11.7% in 1995 from 12.3% in 1994, and the church division increased to 5.0% in 1995 from 3.3% in 1994.

   Marketing and fulfillment expenses increased 37.8% to $14.9 million or 41.1% of net sales in 1995, as compared with $10.8 million or 31.1% of net sales in 1994. This increase was primarily the result of increased marketing expenses for concept products in the direct to consumer division and higher fulfillment fees due to an increase in return costs. The higher than expected level of returns primarily related to returns from Christian bookstores, as they were monitoring their own inventory levels due to the general decline of sales in all music retail markets during 1995. Retail marketing campaigns included concept marketing and new-artist promotions. Additionally, marketing expenses reflect the operation of the Company's internal retail sales staff for its first full year in 1995. The sales force, while accelerating sales in the retail market, did not cover the additional fixed costs as anticipated.

   General and administrative expenses were $8.0 million or 21.9% of net sales in 1995, compared with $6.4 million or 18.3% of net sales in 1994. The increase was primarily due to staff expansion and the resulting increase in employee related costs based on sales projections that did not materialize. Management executed aggressive plans to reduce expenses early in the fourth quarter that should bring administrative costs to lower levels.

   The results for 1995 include charges of $659,000 reflecting revised values for certain product masters, and $240,000 in severance and other costs associated with downsizing. The higher valuations for inventory and product masters had been based on sales and net income expectations that subsequently weren't met, necessitating reassessments of their value.

   As a result of the above, loss from operations was $2.1 million or 5.9% of net sales in 1995, compared to income of $5.0 million or 14.3% of net sales in 1994.

   Interest expense increased to $1.0 million in 1995 compared with $525,000 in 1994. The increase was a result of higher debt levels, primarily for the expansion of the new corporate headquarters, acquisition of music copyrights, lower than expected operating income, and higher interest rates in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company historically has financed its operations primarily through cash generated from operations and by borrowings under a line of credit and term notes as needed. The Company's need for cash historically has varied from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been operating expenses, capital expenditures and debt service. The most significant cash outlays for investing purposes generally result from product development which primarily involves the production and recording of the Company's product master library. It is from these masters that the Company's products are duplicated and then distributed to customers.

   Cash generated from operations totaled $3.5 million, $433,000 and $2.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.
The increase from 1995 to 1996 resulted primarily from increased earnings before charges for depreciation, amortization, a charge of $1.7 million reflecting revised values for certain product masters and a $1.2 million write-down of the corporate building. The increase in earnings before these charges is primarily due to lower marketing and fulfillment cost in the direct to consumer and retail divisions. The decrease from 1994 to 1995 resulted from the general downturn in the market, higher than average returns and higher costs of the products sold.

   In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based on the historical results of operations of the Company. Due to the nature of sales through direct to consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the year ended December 31, 1996, bad debts and returns were higher than anticipated in the direct to consumer division, resulting in higher charges against income for returns and doubtful accounts. In the trade division, the higher than expected level of returns primarily related to returns from Christian bookstores, due to the general decline of sales in the overall record and music industry as a whole, including secular markets. Additionally, the Company experienced higher returns than normal in the retail market during the transition of its sales force and retail distributor function to Word. Following the transition period, returns declined to historical levels.

   For the years ended December 31, 1996, 1995 and 1994, amounts charged against income for returns and doubtful accounts were $7.3 million, $10.1 million and $7.7 million, respectively.

   The Company signed a $19 million financing agreement with a bank on August 6, 1996. The credit agreement includes a $6 million revolving credit facility and $13 million term loan. At the Company's option, the loan carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. This facility replaced all of the Company's long-term and short-term borrowings.
The lender received warrants exercisable for up to 12.5% of the Company's Class A Common Stock, with an exercise price of $1.875, and the warrants expire in 10 years. Under the terms of the financing agreement, the lender cannot exercise the warrants for two years (unless the Company undergoes a change in control.) The Company believes that funds generated from operations will be sufficient to satisfy its current operating requirements.

   Capital expenditures totaled $583,000 and $2.6 million in the years ended December 31, 1996 and 1995. During 1996, capital expenditures were primarily the result of safeguarding the new building from the elements. In 1995, significant capital expenditures resulted from the Company's purchase of additional studio and computer equipment. Also, the Company began expanding its headquarters facility in 1994, but decided to discontinue such construction during 1995. The capital expenditure budget for 1997 is $150,000.

SEASONALITY

   Retail sales are typically higher in the third and fourth quarters because of holiday promotions. Direct to consumer sales are typically higher in the first quarter as a result of significant marketing promotions in late December. Direct to consumer promotions require a build up in inventory in the fourth quarter and as a result, sales and accounts receivable increase in the first quarter. It is important to note that sales from quarter to quarter depend heavily on marketing promotions and new product releases. Accordingly, results of operations in any one quarter may not be indicative of results of operations for the entire year.

INFLATION

   The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the Company's cost of sales. In prior years, the Company has been able to adjust its selling prices to substantially recover increased costs. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The response to this item is submitted in Part IV, Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information under the captions "Proposal I - Election of Directors - Certain Information Concerning Nominees," "Proposal I - Election of Directors - Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information under the caption "Proposal I - Election of Directors - Executive Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the proxy statement under the sections "Stockholder Return Comparison" or "Compensation Committee Report on Executive Compensation" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information under the caption "Proposal I - Election of Directors - Beneficial Owners of More Than Five Percent of the Company's Common Stock; Shares Held by Directors and Executive Officers" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information under the caption "Proposal I - Election of Directors - Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     1.  CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

          FINANCIAL STATEMENTS:                                                                  PAGE NO.
          -----------------------------------------------------------------------------------------------
          Report of Independent Accountants                                                          14
          Consolidated Balance Sheets at December 31, 1996 and 1995                                  15

          Consolidated Statement of Operations for the three years ended December 31, 1996           16

          Consolidated Statement of Changes in Stockholders' Equity for the three years ended
          December 31, 1996                                                                          17

          Consolidated Statement of Cash Flows for the three years ended December 31, 1996           18

          Notes to Consolidated Financial Statements                                                 19


          2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

          For the three years ended December 31, 1996
          VIII--Valuation and Qualifying Accounts and Reserves                                       28


                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Integrity Incorporated

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 13 present fairly, in all material respects, the financial position of Integrity Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Atlanta, GA


February 14, 1997

                            INTEGRITY INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           December 31
                                                                                                     -----------------------
      ASSETS                                                                                          1996            1995
                                                                                                     -----------------------
      Current Assets

           Cash                                                                                       $ 1,131      $   1,045

           Trade receivables, less allowance for returns and doubtful accounts of $1,684                4,195          5,191
              and $1,676

           Other receivables                                                                              943          1,927

           Inventories                                                                                  4,219          4,068

           Other current assets                                                                         3,562          3,474
                                                                                                      -------      ---------

                Total current assets                                                                   14,050         15,705

           Property and equipment                                                                       3,709          4,936

           Product masters, net of accumulated amortization of $3,813 and $3,161                        8,601          9,986

           Non-compete agreement, net of accumulated amortization of $895 and $645                        355            605

           Other assets                                                                                 4,343          3,427
                                                                                                      -------      ---------
                Total assets                                                                          $31,058      $  34,659
                                                                                                      =======      =========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities

           Current portion of long-term debt                                                          $ 1,470        $18,018

           Accounts payable and accrued expenses                                                        1,826          2,384

           Royalties payable                                                                              136            960

           Other current liabilities                                                                      151            395
                                                                                                      -------      ---------
                Total current liabilities                                                               3,583         21,757

           Long-term debt                                                                              16,834

           Deferred revenue                                                                               154            209
                                                                                                      -------      ---------
                Total liabilities                                                                      20,571         21,966
                                                                                                      -------      ---------
      Stockholders' Equity

           Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding

           Class A common stock, $.01 par value; 7,500,000 shares authorized;                              21             21
                 2,079,000 shares issued and outstanding

           Class B common stock, $.01 par value, 10,500,000 shares authorized;                             34             34
              3,435,000 shares issued and outstanding

           Additional paid-in capital                                                                  13,428         12,035

           (Accumulated deficit) retained earnings                                                     (2,945)           762

           Equity adjustments from foreign translation                                                    (51)          (159)
                                                                                                      -------      ---------
                Total stockholders' equity                                                             10,487         12,693
                                                                                                      -------      ---------
                     Total liabilities and stockholders' equity                                       $31,058      $  34,659
                                                                                                      =======      =========


See accompanying notes to consolidated financial statements.

                            INTEGRITY INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


<Caption
                                                                                     Year Ended December 31
                                                                              ------------------------------------
                                                                                1996         1995         1994
                                                                              ------------------------------------
                   Net sales                                                    $30,395     $ 36,277     $  34,802

                   Cost of sales                                                 14,981       15,547        12,636
                                                                                -------     --------     ---------
                   Gross profit                                                  15,414       20,730        22,166


                   Marketing and fulfillment expenses                             9,131       14,914        10,822

                   General and administrative expenses                            7,545        7,959         6,373

                   Loss on impairment of long-lived assets                        1,200           --            --
                                                                                -------     --------     ---------
                        (Loss) income from operations                            (2,462)      (2,143)        4,971

                   Other (income) expense

                        Interest expense                                          1,804        1,027           244

                        Interest expense on related party notes payable              --           --           281

                        Other (income) expense                                     (153)          65           (10)
                                                                                -------     --------     ---------
                   (Loss) income before taxes and extraordinary item             (4,113)      (3,235)        4,456

                   (Benefit from) provision for income taxes                       (654)      (1,183)        1,644
                                                                                -------     --------     ---------
                        (Loss) income before extraordinary item                  (3,459)      (2,052)        2,812

                   Extraordinary item from early extinguishment of debt
                   less applicable taxes of $47,000                                (248)          --            --
                                                                                -------     --------     ---------

                   Net (loss) income                                            $(3,707)    $ (2,052)       $2,812
                                                                                =======     ========     =========
                   Loss per share before extraordinary item                     $ (0.63)    $     --     $      --

                   Extraordinary loss                                             (0.04)          --            --
                                                                                -------     --------     ---------
                   Net (loss) income per share (note 1)                         $ (0.67)    $  (0.37)    $    0.59
                                                                                =======     ========     =========
                   Weighted average number of shares outstanding (note 1)
                                                                                  5,514        5,514         4,744
                                                                                =======     ========     =========

         See accompanying notes to consolidated financial statements.

                            INTEGRITY INCORPORATED
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)




                                                         Class A                     Class B
                                                       Common Stock                Common Stock
                                                 ---------------------------------------------------
                                                   Shares        Amount        Shares        Amount
                                                 ---------------------------------------------------
 BALANCE, DECEMBER 31, 1993                            973

      Cancellation of Class A stock                   (973)

      Issuance of Class B stock                                              3,500,000          $ 35

      Dissolution of partnership

      Net proceeds from initial public           2,014,000         $ 20
      offering

      Conversion of common stock                    65,000            1        (65,000)          (1)

      Net income

      Distributions

      Translation adjustments                    ---------         ----      ---------          ----

 BALANCE, DECEMBER 31, 1994                      2,079,000           21      3,435,000            34

      Net loss

      Translation adjustments                    ---------         ----      ---------          ----

 BALANCE, DECEMBER 31, 1995                      2,079,000           21      3,435,000            34

     Net loss

     Issuance of stock warrants

     Translation adjustments                     ---------         ----      ---------          ----

 BALANCE, DECEMBER 31, 1996                      2,079,000         $ 21      3,435,000          $ 34
                                                 =========         ====      =========          ====




                                                                          (Accumulated       Equity
                                                             Additional     Deficit)       Adjustments
                                                 Partner's   Paid-In        Retained          from
                                                -------------------------------------------------------------------
                                                 Capital     Capital        Earnings       Translations    Total
                                                -------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1993                      $ 200      $    655      $        2          $  (109)      $    748
      Cancellation of Class A stock

      Issuance of Class B stock                                  (35)

      Dissolution of partnership                  (200)                                                         (200)

      Net proceeds from initial public                        14,414                                          14,434
      offering

      Conversion of common stock

      Net income                                                               2,812                           2,812

      Distributions                                           (2,999)                                         (2,999)

      Translation adjustments                                                                       5              5
                                                 -----      --------      ----------          -------       --------
 BALANCE, DECEMBER 31, 1994                                   12,035           2,814             (104)        14,800

      Net loss                                                                (2,052)                         (2,052)

      Translation adjustments                                                                     (55)           (55)
                                                 -----      --------      ----------          -------       --------
 BALANCE, DECEMBER 31, 1995                          0        12,035             762             (159)        12,693

     Net loss                                                                 (3,707)                         (3,707)

     Issuance of stock warrants                                1,393                                           1,393

     Translation adjustments                                                                      108            108
                                                 -----      --------      ----------          -------       --------
 BALANCE, DECEMBER 31, 1996                      $   0      $ 13,428      $   (2,945)         $   (51)      $ 10,487
                                                 =====      ========      ==========          =======       ========

         See accompanying notes to consolidated financial statements.

                            INTEGRITY INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                 Year Ended December 31
                                                                                         --------------------------------------
                                                                                           1996          1995            1994
                                                                                         --------------------------------------
 Cash flows from operating activities

 Net (loss) income                                                                       $(3,707)       $(2,052)         $2,812

 Adjustments to reconcile net (loss) income to net cash provided by operating activities
    Depreciation and amortization                                                            860            898             892

    Loss on impairment of building                                                         1,200             --              --

    Amortization of product masters                                                        4,714          3,234           1,230

    Extraordinary loss on debt extinguishment                                                295             --              --

    Increase in allowance for returns and doubtful accounts                                   24            257              56

    Changes in operating assets and liabilities

       Decrease (increase) in trade receivables                                              972            954          (1,140)

       (Increase) decrease in other receivables                                              984         (1,261)           (294)

       Decrease (increase) in stockholders' receivable                                                                    1,000

       Decrease (increase) in inventories                                                   (151)            83          (2,006)

       Decrease (increase) in other current assets                                           (88)           614          (2,095)

       (Decrease) increase in accounts payable, royalties payable and accrued             (1,382)        (1,528)          1,692

       (Decrease) increase in other current liabilities and deferred revenue                (299)          (711)            700

    Equity adjustments from translation                                                      108            (55)              5
                                                                                         -------        -------          ------

       Net cash provided by operating activities                                           3,530            433           2,852
                                                                                         -------        -------          ------
 Cash flows from investing activities

    Purchases of property and equipment                                                     (583)        (2,633)         (1,456)

    Payments for product masters                                                          (3,329)        (7,068)         (4,079)

    Increase in noncurrent other assets                                                     (475)        (2,377)           (446)
                                                                                         -------        -------          ------
       Net cash used in investing activities                                              (4,387)       (12,078)         (5,981)
                                                                                         -------        -------          ------

 Cash flows from financing activities

    Net borrowings (repayments) under line of credit                                     (12,018)        13,799          (1,954)

    Proceeds from issuance of long-term debt                                              14,000          4,500              45

    Principal payments of long-term debt                                                    (400)        (2,545)         (2,295)

    Loan issuance cost                                                                      (639)          (464)             --

    Principal payments on related party debt                                                  --         (2,829)         (4,016)

    Partners' capital (distributions) contributions                                           --             --            (200)
    Proceeds from issuance of stock, net                                                      --             --          11,435
                                                                                         -------        -------          ------

       Net cash provided by financing activities                                             943         12,461           3,015
                                                                                         -------        -------          ------
 Increase (decrease) in cash                                                                  86            816            (114)

 Cash, beginning of year                                                                   1,045            229             343
                                                                                         -------        -------          ------

 Cash, end of year                                                                       $ 1,131        $ 1,045          $  229
                                                                                         =======        =======          ======
 Supplemental disclosures of cash flow information

    Interest paid                                                                        $ 1,638        $   899          $  581

    Income taxes paid                                                                    $     0        $   693          $1,141
                                                                                         =======        =======          ======
  Noncash financing activities

    Issuance of stock purchase warrants for debt                                         $ 1,393             --              --
                                                                                         =======        =======          ======

                     See accompanying notes to consolidated financial statements

                            INTEGRITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Integrity Incorporated (the "Company") is engaged in the production, distribution and publishing of music cassette tapes, compact discs, print music and related products, primarily by direct to consumer marketing and wholesale trade methods. A principal direct to consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

   Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995 to expand the Company's presence in Western Europe, Australia, New Zealand and Singapore. All of these subsidiaries are wholly-owned by the Company.

   The Company's significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION

   The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

   Revenue is recognized at the time of shipment. Provision is made for sales returns and allowances in the period in which the related products are shipped based on estimates derived from historical data. The full amount of the returns allowance is shown, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements. Generally, revenue derived from licensing the use of songs in the Company's song catalogs is recognized as payments are received from licensees.

INVENTORIES

   Inventories, which consist principally of finished goods, are stated at the lower of average cost or market using the first-in, first-out method.

MARKETING COSTS

   The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid Marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $861,000 and $894,000 at December 31, 1996 and 1995, respectively. Marketing costs expensed for the three years ended December 31, 1996 approximated $6,099,000, $6,479,000 and $6,756,000.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The useful lives of the property and equipment range from three to thirty- seven years. Repairs and maintenance costs which do not increase the useful lives of the assets are charged to expense as incurred. Additions, improvements and expenditures that significantly add to the productivity or extend the life of an asset are capitalized. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

DEFERRED REVENUE

   Revenue recognition on prepayments of recorded product and print music subscriptions are deferred until the product is shipped.

PRODUCT MASTERS

   Product masters, which include sound recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. The portion of the cost of product masters recoverable from artist royalties recorded in the consolidated balance sheet at December 31, 1996 and 1995, were $419,000 and $435,000, respectively. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges.

ADVANCE ROYALTIES

   Royalties earned by publishers, producers, songwriters, or other artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized if the past performance and current popularity of the artist to whom the advance is made provide a sound basis for estimating that such amounts will be recoverable from future royalties to be earned by the artist. Any portion of advances that subsequently appear not to be fully recoverable from future royalties are charged to expense during the period the loss becomes evident.

INCOME TAXES

   The Company adopted SFAS 109, "Accounting for Income Taxes," effective September 1, 1993. SFAS 109 requires the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

EARNINGS PER SHARE

   Net income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the year. To date, outstanding stock options and warrants have not had a material dilutive effect. Fully diluted earnings per share is not presented because it approximates primary earnings per share.

SIGNIFICANT ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the sale of future and existing music, video and publishing-related products in order to evaluate the ultimate recoverability of product masters and artist advances recorded as assets in the consolidated balance sheet. Management periodically reviews such estimates and it is reasonable possible that management's assessment of recoverability of product masters and artist advances may change based on actual results and other factors.

RECLASSIFICATIONS

   Certain amounts in the consolidated balance sheet and statement of income have been reclassified to conform to current year presentation.

2.  OTHER CURRENT ASSETS

Other current assets consist of the following:


                                        December 31
                                       (in thousands)
                                   ---------------------
                                      1996         1995
                                   ---------------------
   Prepaid supplies                $ 1,626       $ 1,096
   Prepaid marketing costs             861           894

   Other                             1,075         1,484
                                   -------       -------
                                   $ 3,562       $ 3,474
                                   =======       =======

3. PROPERTY AND EQUIPMENT:

Property and equipment consists of:


                                                     December 31
                                                    (in thousands)
                                               -----------------------
                                                  1996          1995
                                               -----------------------
   Land                                         $   625        $   625

   Buildings and leasehold
   improvements                                   1,118          1,137

   Data processing and other equipment            1,178          1,132

   Studio equipment                                 609            894

   Construction in progress                       1,474          2,309

   Furniture and fixtures                         1,281          1,214
                                                -------        -------
                                                  6,285          7,311

   Less - accumulated depreciation               (2,576)        (2,375)
                                                -------        -------

                                                $ 3,709        $ 4,936
                                                =======        =======


   Depreciation expense approximated $600,000, $648,000 and $520,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Additionally, the Company recorded a charge to earnings of $1.2 million related to the write-down of its Corporate headquarters.

  Construction in progress relates to the Company's new corporate headquarters. Upon completion of the exterior phase, the Company temporarily halted construction and plans to resume construction. (See Note 4.)

4.  IMPAIRMENT OF LONG-LIVED ASSETS

   In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). SFAS 121 requires that long-lived assets to be held and used by an entity, be reviewed for impairment, whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. The discontinuance of construction of the Company's corporate headquarters facility was due to losses from operations, and as a consequence of not finding a buyer or a lessee for the building, a write-down to fair market value was required under SFAS 121. The undiscounted future cash flows further indicated that a write-down to fair market value was required under SFAS 121. This write-down resulted in a charge to income before income taxes of $1.2 million which is included in the Consolidated Statement of Operations as "Loss on Impairment of Long-Lived Assets."

5.  OTHER ASSETS

Other assets consist of the following:


                                      December 31
                                     (in thousands)
                                ----------------------
                                 1996          1995
                                ----------------------
   Music copyrights              $ 2,340       $ 2,506
   Other                           2,003           921
                                 -------       -------

                                 $ 4,343       $ 3,427
                                 =======       =======


   The music copyrights are being amortized over their future estimated useful lives, which approximates fifteen years. Accumulated amortization at December 31, 1996 approximates $244,000.

6.  DEBT

   In August 1996, the Company entered into a $19 million credit agreement with a financial institution. The credit agreement includes a $6 million revolving credit facility (the Revolver) and $13 million term loan (the Term Loan) maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. At December 31, 1996, the interest rates on the Revolver were $4 million at 8.5% and $2 million at 9.75%; and on the Term Loan, $12.5 million at 8.7% and $250,000 at 9.75%. This facility replaced all of the Company's long-term and short-term financing.

   At December 31, 1996, the Company had approximately $51,000 remaining under its unused revolving credit facility.


   The Company, in conjunction with the 1996 financing, issued warrants to purchase 805,288 shares of Class A Common Stock which were outstanding at December 31, 1996. Each warrant shall entitle the record holder thereof to purchase one fully paid share of Class A Common Stock (for an aggregate of 805,288 shares) or one-fourth fully paid share of convertible preferred stock (for an aggregate of 201,322 shares) at the exercise price of $1.875. The warrants are exercisable on August 6, 1998. The warrants had an estimated fair value of $1.73 or $1,393,000, which is recorded as a discount to the Revolver
and Term Loan.   At December 31, 1996, the book value of the discount is
$1,296,000 net of accumulated amortization of $97,000.

   Prior to signing this agreement, the Company had a revolving/term loan and a term loan under an agreement which provided for maximum borrowings of $15.0 and $3.0 million, respectively. Outstanding borrowings under the revolving/term loan were $13.8 million at December 31, 1995. The revolving/term loan incurred interest equal to the prime rate plus 1%. Amounts outstanding under the term loan were $2.7 million at December 31, 1995. Interest on the term loan accrued at 9.35% per annum. During 1996, the Company recorded an extraordinary loss of $248,000, net of applicable income taxes of $47,000 related to the early retirement of this debt.

   The Revolver and Term Loan contain certain restrictive covenants with respect to the Company, including, among other things, maintenance of working capital, limitations on the payments of dividends, the occurrence of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company's assets are pledged as collateral for these loans.

   Primarily as a result of net losses experienced in 1996, the Company was in non-compliance with certain of these debt covenants at December 31, 1996. The Company has obtained waivers for the conditions of default as of December 31, 1996, and has renegotiated covenants under the financing agreement for future periods.

Aggregate principal maturities of long-term debt at December 31, 1996 are as follows:



                                      Total
            Fiscal Year           (in thousands)
                                 --------------
               1997                     $ 1,470

               1998                       1,958

               1999                       2,348

               2000                       2,563

               2001                       2,875

        2002 and thereafter               7,090
                                        -------
                                        $18,304
                                        =======

   The Company experienced an increase in working capital during 1996 as compared to 1995 as a result of the Company's ability to obtain long-term financing. The Company believes that funds generated from operations will be sufficient to satisfy its current operating requirements.

   At December 31, 1996, approximately $647,000, net of accumulated amortization of $46,000, of loan issuance costs, included in other assets, are being amortized over the term of the debt agreements.

7.  INCOME TAXES

   The components of the (benefit) provision for income taxes for the three years ended December 31, 1996 are as follows:


                                             Year Ended December 31
                                                 (in thousands)
                                  ---------------------------------------------
                                     1996            1995             1994
                                  ---------------------------------------------
  Current (benefit) provision

     Federal                          $ (192)         $  (935)          $1,743

     State                                 -             (101)             158
                                      ------          -------           ------

                                        (192)          (1,036)           1,901
                                      ------          -------           ------
  Deferred (benefit) provision

     Federal                            (458)            (130)            (230)

     State                               (51)             (17)             (27)
                                      ------          -------           ------

                                        (509)            (147)            (257)
                                      ------          -------           ------

  Total (benefit) provision,
  including extraordinary item        $ (701)         $(1,183)          $1,644
                                      ======          =======           ======


   The Company's benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to the loss before income taxes and extraordinary item of $4,113,000 for the year ended December 31, 1996 and to the loss before income taxes of $3,235,000 for the year ended December 31, 1995, as follows (in thousands):


                                                   December 31

                                                 1996        1995
                                                ------------------
   Income tax benefit at statutory rates        $1,398     $ 1,099

   State tax benefit, net of federal taxes         163         107


   Release of foreign tax credits                  159          --

   Nondeductible expenses                          (69)        (25)

   Other, net                                       70           2

   Valuation allowance                          (1,067)         --
                                                ------     -------
   Benefit for income taxes before
   extraordinary item                           $  654     $ 1,183
                                                ======     =======


   There were no significant differences between the Company's provision for income taxes and the amounts expected using statutory rates for the year ended December 31, 1994.

   Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows (in thousands):

                                                    December 31
                                                -------------------
                                                 1996         1995
                                                -------------------
  Deferred Assets

     Net operating loss carryforward             $  677      $   --

     Reserves for returns and allowances            631         631

     Impairment of long-lived assets                456          --

     Foreign tax credits                            276          --

     Other                                          372         391
                                                 ------      ------
                                                  2,412       1,022

  Deferred Liabilities

     Prepaid marketing expenses                    (327)       (410)

     Other                                         (207)       (210)
                                                 ------      ------

                                                   (534)       (620)
                                                 ------      ------
  Deferred asset before allowance                 1,878         402

  Valuation allowance for deferred tax
  assets                                         (1,067)         --
                                                 ------      ------

  Net deferred asset reported                    $  811      $  402
                                                 ======      ======


   Even though the Company has incurred tax losses for the past two fiscal years, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforwards prior to their expiration. Operating profits were lower in 1995 and 1996 primarily due to write-downs including the impairment of corporate headquarters, a write-down of certain product masters and certain reorganization charges related to the Company's decision to lower staffing levels and outsource its retail sales force. There can be no assurance, however that the Company will generate a specific level of continuing earnings. Due to the uncertainties of achieving certain levels of future taxable income, management believes that a partial valuation allowance of $1,067,000 is appropriate given the uncertainty of estimates surrounding future taxable income.

8.  EMPLOYEE BENEFITS

   Effective January 1, 1988 the Company's Board of Directors established a Profit Sharing Plan (the "Plan"). The Plan is a non-contributory defined contribution plan covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined.

   The Company contributed approximately $166,000 to the Plan during the year ended December 31, 1994. The Company did not make contributions to the Plan during the years ended December 31, 1996 and 1995 as contributions are at the discretion of the Board of Directors.

   Effective February 2, 1995, the Company's Board of Directors established the Integrity 401k Plan ("401k Plan"). The 401k Plan is a qualifying 401k Plan covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company's Board of Directors. The Company contributed approximately $57,000 and $54,000 during the years ended December 31, 1996 and 1995, respectively.

9.  RELATED PARTY TRANSACTIONS

   At December 31, 1994 the Company had outstanding notes payable to a former stockholder of approximately $2.4 million. These notes were repaid during 1995.

   During 1992, the Company entered into non-compete agreements and a consulting agreement with a former employee. The non-compete agreement is in effect through September 1998. As consideration for the non-compete agreement, the Company issued a $450,000 and $800,000 note payable to the Seller which were both repaid in 1995. The consulting agreement with the Seller was for a period of three years ended December 31, 1995 and required the Company to make payments to the Seller of $110,000 in 1993 and $142,000 in 1994 and 1995.

   Interest expense related to these notes approximated $75,000 and $293,000 for the two years ended December 31, 1995.

   Worship International ("Worship"), a not-for-profit charitable organization, of which the principal stockholder of the Company is a member of the board of directors, received from the Company $477,000 and $445,000 for the two years ended December 31, 1995. The Company donated $6,500 of inventory to Worship during 1996. Additionally, the Company advanced Worship $180,000 during 1995 which was repaid prior to December 31, 1995.

   One of the Company's exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $206,000, $144,000 and $127,000 for the three years ended December 31, 1996. Amounts due to the officer at December 31, 1996 and 1995 approximate $31,000 and $25,000, respectively.

10.  SEGMENT REPORTING

   The Company is a multinational corporation with wholly-owned subsidiaries in the United States, Australia, the United Kingdom and Singapore. Transfers between companies primarily represent inter-company export sales of U.S. produced goods and are accounted for based on established sales prices between the related companies. Intercompany sales and profits are eliminated during consolidation. In computing earnings from operations for foreign subsidiaries, no allocations of general corporate expenses, interest or income taxes have been made.

INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates in one industry segment. The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company's international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):

             1996                             United States       Europe      Australia      Other        Consolidated
             ----------------------------------------------------------------------------------------------------------
             Net Sales                                24,673         1,763        1,638          2,321           30,395
             Net income (loss)                        (4,731)           82           29            913           (3,707)
             Identifiable assets                      28,687         1,220          630            521           31,058

             1995                             United States       Europe      Australia      Other        Consolidated
             ----------------------------------------------------------------------------------------------------------
             Net Sales                                31,845         1,575        1,504          1,353           36,277
             Net income (loss)                        (2,433)          (55)         (33)           469           (2,052)
             Identifiable assets                      32,880           940          613            226           34,659

             1994                             United States       Europe      Australia      Other        Consolidated
             ----------------------------------------------------------------------------------------------------------
             Net Sales                                30,534         1,558        1,409          1,301           34,802
             Net income                                2,302            10            9            491            2,812
             Identifiable assets                      25,098           611          371              0           26,080


11.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                           1996 Three Months Ended
                                                    (in thousands, except per share data)
                                               --------------------------------------------------
                                                 Mar 31        June 30      Sept 30       Dec 31
                                               --------------------------------------------------

                    Net sales                     $9,762       $ 6,432      $ 7,682        $6,519

                    Gross profit                   5,414         3,979        4,451         1,570

                    Net income (loss)
                    before extraordinary
                    item                              50          (397)         287        (3,399)

                    Net income (loss)                 50          (397)          39        (3,399)

                    Net income (loss) per
                    share before
                    extraordinary item               .01          (.07)         .05          (.62)

                    Net income (loss) per
                    share                            .01          (.07)         .01          (.62)

                                                           1995 Three Months Ended
                                                    (in thousands, except per share data)
                                               --------------------------------------------------
                                                 Mar 31        June 30      Sept 30       Dec 31
                                               --------------------------------------------------
                    Net sales                    $10,093       $ 9,442      $ 9,093        $7,649

                    Gross profit                   6,432         6,125        4,285         3,888

                    Net income (loss)                829          (445)      (1,070)       (1,366)

                    Net income (loss)                .15          (.08)        (.19)         (.25)
                    per share


   Any difference between the above quarterly results and the final results as reported herein are attributed to a tax valuation allowance charged against the deferred tax asset during the fourth quarter 1996.

12.  STOCKHOLDERS' EQUITY

   The Company completed an initial public offering of 2,014,000 newly authorized shares of Class A Common Stock (Offering) in July 1994. The Company amended its certificate of incorporation (Amendment) to reclassify all of the shares of its Class A common stock outstanding immediately prior to the Offering as Class B common stock (Reclassification), increase the number of authorized shares of all classes of its capital stock and provide for the voting rights of its Class A and Class B common stock. The Reclassification provided that each of the 973 shares of its Class A common stock outstanding immediately prior to the Offering be reclassified as 3,597.12 shares of Class B common stock. Such Reclassification resulted in 3,500,000 shares of Class B common stock outstanding with such shares being the only shares of the Company's common stock outstanding prior to the Offering. The Amendment also increased the number of authorized shares of the Company's Class A common stock to 7,500,000. Class B common stock to 10,500,000 and Preferred Stock to 500,000. In addition, the Amendment provided that each holder of the Company's Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except voting privileges. No dividends were declared or paid during the years ended December 31, 1996 and 1995.

13.  STOCK COMPENSATION PLANS

   In 1994 the Company adopted the Integrity Music, Inc. Long-term Incentive Plan (the "Incentive Plan"), which permits grants of incentive stock options, non-qualified stock options (options), stock appreciation rights (SARs), performance shares, restricted stock and other stock-based awards. The Incentive Plan, which is administered by the Compensation Committee, authorizes the issuance of up to 525,000 shares of Class A Common Stock in connection with such awards. Under the Incentive Plan, options may not be granted at less than market value on the date of grant. Options vest over five years from date of grant at 20% per year. At December 31, 1996, there were 360,000 options outstanding under the Plan, granted at fair market value at date of grant, including 190,000 units granted and 81,000 units canceled in 1996, and no options were exercised. Options granted in 1995 were 94,000. At December 31, 1996, 55,400 options are exercisable and 304,600 options are not
exercisable as they have not yet vested.   The options and warrants outstanding
at December 31, 1996 are exercisable at prices ranging from $1.875 to $9.00 per share for a total exercise price of $3,213,000.

   During 1995 and 1994, the Compensation Committee granted rights under the Executive Stock Purchase Plan permitting certain employees to purchase shares of common stock. Under this Plan, there were 50,000 shares of Class A common stock and 0 shares of Class B common stock reserved at December 31, 1996.

   The Company has adopted the 1994 Stock Option Plan for Outside Directors. Under this plan each director (other than employees, former employees or immediate family members of current or former employees) automatically will receive on the day following each annual meeting of stockholders options to purchase 1,000 shares of Class A common stock which vest immediately. Such options have an exercise price equal to 100% of the fair market value of the Class A Common Stock at the date of grant. Subsequent to the Company's initial public offering, options for 2,000 shares of Class A common stock were granted at $9 per share (fair market value at date of grant). The day following the 1996 and 1995 annual meetings of stockholders, 3,000 additional shares of class A common stock each year were granted to outside directors. At December 31, 1996, 8,000 shares were exercisable under this plan.

   Effective December 28, 1995, the Company's Board of Directors adopted the 1995 Cash Incentive Plan. Awards shall be granted by the Company's Compensation Committee and any award shall be expressed in a number of units payable only in cash. Vesting is one-fifth of the units of an award on each anniversary of the date of grant until vested in full. Participants shall become vested in full six months after the occurrence of a change in control (as defined by the agreement) of the Company. The value of all units shall be measured as the difference between the fair market value of the Company's stock on the grant date and the fair market value of the Company's stock on any given date subsequent to the grant date. To the extent the fair market value of the stock exceeds the fair market value at the date of grant, compensation expense will be charged to the Company's statement of operations. As of December 31, 1996, 167,500 awards have been granted. At December 31, 1996, no liability or provision has been made as there was no increase in the fair market value of the stock between the grant date and the end of the year.

   The Company accounts for its stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" under which no compensation expense is recognized. In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plans as required by APB Opinion No. 25.

   For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted in 1996 and 1995, respectively; annual dividends of zero for both years, expected volatility of 70% for both years, risk-free interest rate equal to the yield of a five year government bond on the various option issuance dates, and expected life of 5 years for all grants. The weighted-average fair value of the stock options granted in 1996 and 1995 was $.83 and $1.99, respectively.

   Under the above model, the total value of stock options granted in 1996 and 1995 was $161,000 and $193,000, respectively, which would be amortized ratably on a pro forma basis over the five year option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $3,778,000 and $.69 in 1996 and $2,091,000 and $.38 in 1995. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

   The following consolidated financial statement schedules of the Company are set forth herewith:

                            INTEGRITY INCORPORATED
       SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           Additions
                                                              --------------------------------
                                Balance at      Charged to      Charged to
                                  Beg. of       costs and         other                          Balance at end
           Description            Period         expenses       Accounts        Deductions(1)       of Period
     ------------------------------------------------------------------------------------------------------------

     1993
     Allowance for returns
     and doubtful accounts            $  925        $ 6,340                           $(5,901)           $ 1,363

     1994
     Allowance for returns
     and doubtful accounts             1,363          7,770                            (7,714)             1,419

     1995
     Allowance for returns
     and doubtful accounts             1,419         10,090                            (9,833)             1,676

     1996
     Allowance for returns
     and doubtful accounts             1,676          7,311                            (7,303)             1,684


     (1) Represents write-offs during the respective period for product returns and uncollectible accounts.




   All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or notes thereto.

3.  EXHIBITS

   The exhibits indicated below are either incorporated by reference herein or are bound separately and accompany the copies of this report filed with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Copies of such exhibits will be furnished to any requesting stockholder of the Company upon payment of the costs of copying and transmitting the same.

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                       EXHIBIT DESCRIPTION
   ------------------------------------------------------------------------------------------------------------------------

    3(i)      Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No.
              33-84584) filed on September 29, 1994).

   3(i).1     Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated
              July 21, 1995 (incorporated by reference from Exhibit 3(i).1 to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

    3(ii)     Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and
              amendments thereto, originally filed on May 6, 1994).

     4.1      See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the Certificate of
              Incorporation, as amended, and Bylaws, as amended, of the Registrant defining rights of holders of Class A and Class B Common Stock of the Registrant.

     4.2      Form of Class A Common Stock certificate of the Registrant (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-
              78582), and amendments thereto, originally filed on May 6, 1994).

    10.1      Agreement dated as of June 1, 1994, by and between Integrity Music, Inc. and LCS
              Industries, Inc. (Portions of the foregoing have been granted confidential treatment.) (incorporated by reference from Exhibit 10.13 to the Registrant's
              Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.2      Form of Continuity Club Membership Agreement (incorporated by reference from Exhibit
              10.25 to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and
              amendments thereto, originally filed on May 6, 1994).

    10.3      Form of Tax Indemnification Agreement by and between Integrity Music, Inc. and P.
              Michael Coleman (incorporated by reference from Exhibit 10.41 to the Registrant's
              Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.4      Loan and Security Agreement with First Union National Bank of Tennessee dated April
              12, 1995 (incorporated by reference from Exhibit 10.49 to the Registrants' Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1995).

    10.5      Amendment No. 1, dated September 29, 1995 to the Loan and Security Agreement between
              First Union National Bank of Tennessee and the Registrant, dated April 12, 1995
              (incorporated by reference from Exhibit 10.52 to the Registrant's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1995).

    10.6      Loan Agreement dated September 29, 1995, between Whitney Bank and the Registrant
              (incorporated by reference from Exhibit 10.53 to the Registrant's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1995).

    10.7      Loan and Security Agreement, dated as of August 2, 1996, by and among Integrity
              Incorporated and Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.8      Stock Pledge Agreement, dated as of August 2, 1996, by Integrity Incorporated in favor of Creditanstalt Corporate Finance, Inc., (incorporated by reference from
              Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1996).

    10.9      Conditional Assignment and Trademark Security Agreement, dated August 2, 1996, between Integrity Incorporated and Creditanstalt Corporate Finance, Inc.
              (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1996).

    10.10     Collateral Assignment and Agreement, dated as of August 2, 1996, by and between
              Integrity Incorporated and Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996).

    10.11     Copyright Security Agreement, dated as of August 2, 1996, made by Integrity
              Incorporated in favor of Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996).

    10.12     Warrant Agreement, dated August 2, 1996, made by Integrity Incorporated in favor of
              Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996).

    10.13     Product Distribution Agreement by and between Integrity Incorporated and Word, Inc., dated as of April 1, 1996. (The foregoing is the subject of a request for confidential treatment.) (incorporated by reference from Exhibit 10.7 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.14     First Amendment to Loan and Security Agreement, dated as of February 14, 1997,  by and among Integrity Incorporated and Creditanstalt Corporate Finance, Inc.

    10.15     Amended and Restated Stock Pledge Agreement, dated as of January 22, 1997, by
              Integrity Incorporated in favor of Creditanstalt Corporate Finance, Inc.


              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    10.16     Integrity Music, Inc. Profit Sharing Plan (incorporated by reference from Exhibit
              10.42 to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and
              amendments thereto, originally filed on May 6, 1994).

    10.17     1994 Management Incentive Plan (incorporated by reference from Exhibit 10.43 to the
              Registrant's Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.18     Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference) from
              Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-
              86126) filed on November 7, 1994).

    10.19     Form of Stock Option Agreement under the Integrity Music, Inc. Long-Term Incentive
              Plan (incorporated by reference from Exhibit 10.45 to the Registrant's Registration
              Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.20     Integrity Music, Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8
              (File No. 33-86128) filed on November 7, 1994).

    10.21     Form of Indemnification Agreement (incorporated by reference from Exhibit 10.47 to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and
              amendments thereto, originally filed on May 6, 1994).

    10.22     Integrity Music, Inc. Employee Stock Purchase Plan (incorporated by reference from
              Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-
              84584) filed on September 29, 1994).

    10.23     Integrity Music, Inc. 401(k) Employee Savings Plan (incorporated by reference from
              Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1995).

    10.24     Defined Contribution Master Plan and Trust Agreement relating to Non-Standardized
              Profit Sharing Plan (incorporated by reference from Exhibit 10.51 to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

    10.25     Form of Key Employee Change in Control Agreement (incorporated by reference from
              Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995).

    10.26     Integrity Incorporated 1995 Cash Incentive Plan (incorporated by reference from
              Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995).

    10.27     Integrity Incorporated Severance Agreement (incorporated by reference from Exhibit
              10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
              1995).

    10.28     Employment Agreement by and among Integrity Incorporated and Jerry Weimer dated as of
              March 28, 1996.

     11       Statement Re Computation of Per Share Earnings

     21       Subsidiaries of the Registrant

     23       Consent of Price Waterhouse LLP.

     27       Financial Data Schedule  (for SEC use only)

(B)  REPORTS ON FORM 8-K

   The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 1997.


                                        INTEGRITY INCORPORATED




                                        BY: /s/ P. MICHAEL COLEMAN
                                           ----------------------------------
                                        P. Michael Coleman

                                        Chairman, President and
                                        Chief Executive Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 14, 1997.

         Signature                    Title
         ---------                    -----


 /s/ P. Michael Coleman
 ------------------------    Chairman, President and Chief Executive Officer
 P. Michael Coleman           (Principal Executive Officer)

 /s/ Alison S. Richardson
 ------------------------    Vice President, Corporate Controller
 Alison S. Richardson        (Principal Financial and Accounting Officer)

 /s/ Jean C. Coleman
 ------------------------    Director
 Jean C. Coleman

 /s/ John B. Ellis
 ------------------------    Director
 John B. Ellis

 /s/ Charles V. Simpson
 ------------------------    Director
 Charles V. Simpson

 /s/ Heeth Varnedoe III
 ------------------------    Director
 Heeth Varnedoe III