Form 10-Q
period 1997-03-31
INTEGRITY INC
filed 1997-05-13
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    March 31, 1997     Commission File No. 0-24134


                             INTEGRITY INCORPORATED
             (Exact name of registrant as specified in its charter)

          Delaware                                         63-0952549
          --------                                         ----------
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                   Identification No.)

                                 1000 Cody Road
                            Mobile, Alabama   36695
                            -----------------------
               (Address of principal executive offices, zip code)

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

Yes   X    No
   -------   -------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                            Outstanding at May 9, 1997
 -----                                            --------------------------
 Class A Common Stock, $.01 par value                     2,079,000
 Class B Common Stock, $.01 par value                     3,435,000


Part 1   FINANCIAL INFORMATION
         Item 1.  Financial Statements

                           INTEGRITY INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (IN THOUSANDS)

                                                                                                     MAR 31,1997       DEC 31,1996
                                                                                                     -----------       -----------
 ASSETS
 Current Assets

    Cash                                                                                                $   195             $ 1,131

    Trade receivables, less allowance for returns and doubtful accounts of $1,499 and $1,684              5,033               4,195

    Other receivables                                                                                     1,122                 943

    Inventories                                                                                           4,143               4,219

    Prepaid expenses and other assets                                                                     3,289               3,562
                                                                                                        -------             -------
       Total current assets                                                                              13,782              14,050

    Property and equipment, net                                                                           3,671               3,709

    Product masters, net of accumulated amortization of $4,931 and $3,813                                 8,859               8,601

    Non-compete agreement, net of accumulated amortization of $957 and $895                                 293                 355

    Other assets, net                                                                                     4,255               4,343
                                                                                                        -------             -------

       Total assets                                                                                     $30,860             $31,058
                                                                                                        =======             =======
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities

    Current portion of long term debt and capital lease obligation                                      $ 1,215             $ 1,470

    Accounts payable and accrued expenses                                                                 1,333               1,826

    Royalties payable                                                                                       888                 136

    Other current liabilities                                                                               263                 151
                                                                                                        -------             -------
       Total current liabilities                                                                          3,699               3,583

    Long term debt less current maturities                                                               16,334              16,834

    Deferred revenue                                                                                        156                 154
                                                                                                        -------             -------

       Total liabilities                                                                                 20,189              20,571
                                                                                                        -------             -------
 Stockholders' equity

    Common stock                                                                                             55                  55

    Additional paid-in capital                                                                           13,428              13,428

    Retained earnings                                                                                   (2,761)             (2,945)

    Foreign currency translation                                                                           (51)                (51)
                                                                                                        -------             -------

       Total stockholders' equity                                                                        10,671              10,487
                                                                                                        -------             -------
       Total liabilities and stockholders' equity                                                       $30,860             $31,058
                                                                                                        =======             =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                   Quarter Ended
                                                                                      March 31

                                                                            1997                    1996
                                                                            ----                    ----
   Net Revenue                                                             $8,103                  $ 9,762

   Cost of Sales                                                            3,710                    4,348
                                                                           ------                  -------

   Gross Profit                                                             4,393                    5,414



   Marketing and Fulfillment                                                1,635                    3,176

   General and Administrative                                               1,951                    1,796
                                                                           ------                  -------

   Income from Operations                                                     807                      442



   Other Income (Expenses)

      Interest                                                               (446)                    (339)

      Other                                                                   (63)                     (28)
                                                                           ------                  -------
   Income before taxes                                                        298                       75

   Provision for income taxes                                                 114                       25
                                                                           ------                  -------
   Net income                                                              $  184                  $    50
                                                                           ======                  =======

      Net income per share                                                 $ 0.03                  $  0.01

      Weighted average number of shares outstanding                         5,514                    5,514
                                                                           ======                  =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                    Class A                         Class B
                                  Common Stock                    Common Stock                               Equity
                                                                                  Additional               Adjustments
                                                                                   Paid-in     Retained       from
                                 Shares       Amount       Shares       Amount     Capital    Earnings    Translations      Total
 Balance, Mar 31, 1996         2,079,000        $21      3,435,000       $34        $12,035    $   812        $(108)      $12,794

  Net income (loss)                                                                               (397)                      (397)

  Translation Adjustments                                                                                       (90)          (90)
                               ---------        ---      ---------       ---        -------    -------        -----       -------
 Balance, Jun 30, 1996         2,079,000         21      3,435,000        34         12,035        415         (198)       12,307

  Net income (loss)                                                                                 39                         39

 Issuance of stock warrants
                                                                                      1,393                                 1,393
  Translation Adjustments                                                                                        167          167
                               ---------        ---      ---------       ---        -------    -------        -----       -------
 Balance, Sep 30, 1996         2,079,000         21      3,435,000        34         13,428        454          (31)       13,906

  Net income (loss)                                                                            (3,399)                     (3,399)

  Translation Adjustments                                                                                       (20)          (20)
                               ---------        ---      ---------       ---        -------    -------        -----       -------
 Balance, Dec 31, 1996         2,079,000         21      3,435,000        34         13,428   $(2,945)          (51)       10,487

  Net income                                                                                       184                        184

  Translation Adjustments

 Balance, Mar 31, 1997         2,079,000        $21      3,435,000       $34        $13,428   $(2,761)         $(51)      $10,671
                               =========        ===      =========       ===        =======   ========         =====      =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 Three Months Ended
                                                                                          Mar 31, 1997         Mar 31, 1996
                                                                                           (Unaudited)          (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                                                      $  184           $    50

 Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                                                    152               243

   Amortization of product masters and other                                                        765               768

   Allowance for returns and doubtful accounts                                                     (185)              (62)

   Changes in operating assets and liabilities

     Increase in trade receivables                                                                 (653)             (679)

     (Increase) decrease in other receivables                                                      (179)              514

     Decrease in inventories                                                                         76               334

     Decrease in prepaid and other assets                                                           273               275

     Decrease in accounts payable and accrued expenses                                             (845)             (108)

     Increase in royalties payable                                                                  752               290

     Increase (decrease) in other current liabilities and deferred revenue                          466              (140)
                                                                                                 ------            ------
       Net cash provided by operating activities                                                    806             1,485
                                                                                                 ------            ------

 CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                                            (114)             (159)

     Payments for product masters                                                                  (871)             (971)

     Decrease  in other assets                                                                       (2)             (114)
                                                                                                 ------            ------

     Net cash used in investing activities                                                         (987)           (1,244)
                                                                                                 ------            ------
 CASH FLOWS FROM FINANCING ACTIVITIES

   Net borrowings under line of credit                                                             (480)              949

   Proceeds from issuance of long-term debt                                                                          (167)

   Principal payments on debt                                                                      (275)
                                                                                                 ------
     Net cash (used) provided by financing activities                                              (755)              782
                                                                                                 ------            ------

 Effect of foreign currency rate fluctuations on cash                                                                  51
                                                                                                                   ------
 (Decrease) increase in cash                                                                       (936)            1,074

 Cash beginning of period                                                                         1,131             1,045
                                                                                                 ------            ------
 CASH END OF PERIOD                                                                              $  195            $2,119
                                                                                                 ======            ======

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for

   Interest                                                                                      $  477            $  177
                                                                                                 ======            ======
   Income taxes                                                                                  $    0            $    0
                                                                                                 ======            ======

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)

BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Incorporated (the "Company" or "Integrity") is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and print music. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and in over 120 other countries worldwide.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report dated December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the periods. The effect of the Company's outstanding common stock equivalents on earnings per share is not significant.

LONG TERM DEBT

         In August 1996, the Company entered into a $19 million credit agreement with a financial institution. The credit agreement includes a $6 million revolving credit facility and $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender received warrants exercisable for up to 12.5% of the Company's stock exercisable as Class A common stock, with an exercise price of $1.875, and the warrants expire in 10 years. Under the terms of the financing agreement, the lender cannot exercise the warrants for two years (unless the Company undergoes a change in control).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net revenue decreased $1.7 million or 17.0% to $8.1 million for the three months ended March 31, 1997, from $9.8 million during the three months ended March 31, 1996. This decrease in sales revenue is attributable to a more targeted sales effort for the first quarter of 1997. The Company focused on smaller yet more profitable direct to consumer advertising mailings in the first three months of 1997. As a result, sales in the direct to consumer division decreased 32.8% to $2.1 million versus $3.2 in the same period in 1996. The retail division decreased 19.0% to $2.2 million for the first quarter of 1997 compared to $2.7 million for the same period in 1996 due to fewer new product releases and Word's fulfillment fee, which is deducted from revenue and did not exist in 1996. Copyright revenue posted an increase of 12.5% over 1996 and the church division posted an increase of 10.2% over the same period in 1996. International continues to experience increased sales,
having increased 17.9% over the same period in 1996.   New product sales in all
divisions amounted to $2.6 million or 32.2% of net revenue for the three months ended March 31, 1997 versus $2.1 million or 22% of net revenue for the same period in 1996.

         Gross profit decreased 18.9% to $4.4 million for the three months ended March 31, 1997 from $5.4 million for the same period in 1996. Gross profit as a percentage of sales decreased slightly to 54.2% for the three months ended March 31, 1997, from 55.5% for the same period in 1996. Royalty expense in the first three months of 1997 contributed to the lower margin. The increase in royalty expense was a result of increased copyright income.

         Marketing and fulfillment expenses decreased 48.5% to $1.6 million or 20.2% of net sales for the three months ended March 31, 1997, as compared with $3.2 million or 32.5% of net sales for the same period in 1996. The decrease in marketing and fulfillment expenses is partly attributable to lower marketing expenses in the direct to consumer division which was down 64.5% to $422,000 compared to $1.2 million for the first quarter of 1996.

         General and administrative expenses increased to $2.0 million or 24.1% of net sales for the three months ended March 31, 1997 as compared to $1.8
million or 18.4% of net sales for the same period in 1996.   The increase is
mainly attributable to compensation expense.

         Interest expense increased to $446,000 for the three months ended
March 31, 1997 as compared with $339,000 for the same period in 1996.   The
increase was the result of higher average debt levels and higher interest rates in the first three months of 1997. The average interest rates for the three months ended March 31, 1997 and 1996 were 9.8% and 7.2% respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations, although such funds have also been supplemented by borrowing under a line of credit and term notes as needed.

         Cash generated from operations totaled $806,000 and $1.5 million in the three months ended March 31, 1997 and 1996, respectively. Decrease in accounts payable and accrued expenses were the primary contributors to the decrease in cash generated from operations for the three months ended March 31, 1997. The use of cash will vary from quarter to quarter based on product releases and scheduled marketing promotions.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns and collections of the Company. Due to the nature of sales through direct to consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the three months ended March 31, 1997 and the same period in 1996 the amounts charged against income for returns and allowances for doubtful accounts were $1.4 million and $2.2 million, respectively.

         Capital expenditures totaled $114,000 and $169,000 for the three month periods ended March 31, 1997 and 1996, respectively. Capital expenditures made during 1997 included computer equipment and capital repairs on existing buildings. Other significant uses of cash were $871,000 and $956,000 for product master development for the three months ended March 31, 1997 and 1996, respectively.

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

        10.29        Amendment Number Three to the Integrity Music, Inc. 401(k) Employee Savings Plan, dated as of
                     April 2, 1997.

          27         Financial Data Schedule (for SEC use only)
                     (b)    Report on Form 8-K

                     There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INTEGRITY INCORPORATED




Date: May 9, 1997                       /s/ P. Michael Coleman
-----------------                       ------------------------------------
                                        P. Michael Coleman
                                        Chairman, President and
                                        Chief Executive Officer



Date: May 9, 1997                       /s/ Alison S. Richardson
-----------------                       ------------------------------------
                                        Alison S. Richardson
                                        Vice President, Corporate Controller