Form 10-Q
period 1997-06-30
INTEGRITY INC
filed 1997-08-13
CIK 922865

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     June 30, 1997    Commission File No. 0-24134
                                   -------------                        -------


                           INTEGRITY INCORPORATED
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                           63-0952549
 -------------------------------                           ------------------
 (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

                               1000 Cody Road
                            Mobile, Alabama 36695
             --------------------------------------------------
             (Address of principal executive offices, zip code)

                               (334) 633-9000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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


Class                                            Outstanding at August 8, 1997
-----                                            -----------------------------

Class A Common Stock, $.01 par value                      2,079,000
Class B Common Stock, $.01 par value                      3,435,000

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           INTEGRITY INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEET
                               (IN THOUSANDS)



                                                                                            JUN 30,1997  DEC 31,1996
                                                                                            -----------  -----------

ASSETS
Current Assets
   Cash                                                                                       $    297    $  1,131
   Trade receivables, less allowance for returns and doubtful accounts of $1,421 and $1,684      4,508       4,195
   Other receivables                                                                             1,480         943
   Inventories                                                                                   4,029       4,219
   Prepaid expenses and other assets                                                             2,644       3,562
                                                                                              --------    --------
      Total current assets                                                                      12,958      14,050
   Property and equipment, net                                                                   3,618       3,709
   Product masters, net of accumulated amortization of $5,534 and $3,813                         8,509       8,601
   Non-compete agreement, net of accumulated amortization of $1,038 and $895                       212         355
   Other assets, net                                                                             4,242       4,343
                                                                                              --------    --------
      Total assets                                                                            $ 29,539    $ 31,058
                                                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long term debt and capital lease obligation                             $  1,712    $  1,470
   Accounts payable and accrued expenses                                                           861       1,826
   Royalties payable                                                                               587         136
   Other current liabilities                                                                       326         151
                                                                                              --------    --------
      Total current liabilities                                                                  3,486       3,583
   Line of credit                                                                                5,369       5,949
   Long term debt less current maturities                                                       10,033      10,885
   Deferred revenue                                                                                155         154
                                                                                              --------    --------
      Total liabilities                                                                         19,043      20,571
                                                                                              --------    --------
Stockholders' equity
   Common stock                                                                                     55          55
   Additional paid-in capital                                                                   13,428      13,428
   Retained earnings                                                                            (2,924)     (2,945)
   Foreign currency translation                                                                    (63)        (51)
                                                                                              --------    --------
      Total stockholders' equity                                                                10,496      10,487
                                                                                              --------    --------
      Total liabilities and stockholders' equity                                              $ 29,539    $ 31,058
                                                                                              ========    ========

                            INTEGRITY INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                 QUARTER ENDED         SIX MONTHS ENDED
                                                    JUNE 30                 JUNE 30

                                               1997        1996        1997        1996
                                               ----        ----        ----        ----
Net Revenue                                 $  7,819    $  6,432    $ 15,923    $ 16,194
Cost of Sales                                  3,500       2,453       7,210       6,801
                                            --------    --------    --------    --------
Gross Profit                                   4,319       3,979       8,713       9,393

Marketing and Fulfillment                      1,924       2,130       3,559       5,306
General and Administrative                     2,290       2,069       4,241       3,865
                                            --------    --------    --------    --------
Income from Operations                           105        (220)        913         222

Other Income (Expenses)

   Interest                                     (433)       (442)       (879)       (781)
   Other                                          22           3         (42)        (25)
                                            --------    --------    --------    --------
(Loss) income before taxes                      (306)       (659)         (8)       (584)
(Benefit from) provision for income taxes       (143)       (262)        (27)       (237)
                                            --------    --------    --------    --------
Net (loss) income                           $   (163)   $   (397)   $     19    $   (347)
                                            ========    ========    ========    ========
   Net loss per share                       $  (0.03)   $  (0.07)   $   0.00    $  (0.06)
   Weighted average number of shares           5,514       5,514       5,514       5,514
outstanding                                 ========    ========    ========    ========


                            INTEGRITY INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                               CLASS A                      CLASS B
                                            COMMON STOCK                  COMMON STOCK
                                                                                                 ADDITIONAL
                                                                                                  PAID-IN         RETAINED
                                       SHARES          AMOUNT       SHARES           AMOUNT       CAPITAL         EARNINGS

Balance, Mar 31, 1996                2,079,000          $21       3,435,000           $34         $12,035         $   812
 Net income (loss)                                                                                                   (397)
 Translation Adjustments
                                     ---------          ---       ---------           ---         -------         -------
Balance, Jun 30, 1996                2,079,000           21       3,435,000            34          12,035             415
 Net income (loss)                                                                                                     39
Issuance of stock
warrants                                                                                            1,393
 Translation Adjustments
                                     ---------          ---       ---------           ---         -------         -------
Balance, Sep 30, 1996                2,079,000           21       3,435,000            34          13,428             454
 Net income (loss)                                                                                                 (3,399)
 Translation Adjustments
                                     ---------          ---       ---------           ---         -------         -------
Balance, Dec 31, 1996                2,079,000           21       3,435,000            34          13,428         $(2,945)
 Net income                                                                                                           184
 Translation Adjustments             ---------          ---       ---------           ---         -------         -------
Balance, Mar 31, 1997                2,079,000           21       3,435,000            34          13,428          (2,761)
 Net income                                                                                                          (163)
 Translation Adjustments
                                     ---------          ---       ---------           ---         -------         -------
Balance, Jun 30, 1997                2,079,000          $21       3,435,000           $34         $13,428         $(2,924)
                                     =========          ===       =========           ===         =======         =======



                                  EQUITY
                                ADJUSTMENTS
                                   FROM
                               TRANSLATIONS   TOTAL

Balance, Mar 31, 1996              $(108)    $12,794
 Net income (loss)                              (397)
 Translation Adjustments             (90)        (90)
                                   -----     -------
Balance, Jun 30, 1996               (198)     12,307
 Net income (loss)                                39
Issuance of stock

warrants                                       1,393
 Translation Adjustments             167         167
                                   -----     -------
Balance, Sep 30, 1996                (31)     13,906
 Net income (loss)                            (3,399)
 Translation Adjustments             (20)        (20)
                                   -----     -------
Balance, Dec 31, 1996                (51)     10,487
 Net income                                      184
 Translation Adjustments
Balance, Mar 31, 1997                (51)     10,671
 Net income                                     (163)
 Translation Adjustments             (12)        (12)
                                   -----     -------
Balance, Jun 30, 1997              $ (63)    $10,496
                                   =====     =======

                            INTEGRITY INCORPORATED
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     SIX MONTHS ENDED

                                                                                 JUN 30, 1997      JUN 30, 1996
                                                                                 (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  $    19           $  (347)
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                        298               585
  Amortization of product masters and other                                          1,914             1,395
  Allowance for returns and doubtful accounts                                         (263)             (241)
  Changes in operating assets and liabilities
    (Increase) in trade receivables                                                    (50)             (289)
    (Increase) decrease in other receivables                                          (537)            1,054
    Decrease in inventories                                                            190               409
    Decrease in prepaid and other assets                                               918               660
    (Decrease) in accounts payable and accrued expenses                               (965)              (91)
    Increase (decrease) in royalties payable                                           451              (661)
    Increase (decrease) in other current liabilities and deferred revenue              176              (174)
                                                                                   -------           -------
    Net cash provided by operating activities                                        2,151             2,300
                                                                                   =======           =======
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                (205)             (449)
    Payments for product masters                                                    (1,403)           (1,825)
    (Increase) decrease  in other assets                                              (175)               82
                                                                                   -------           -------
    Net cash used in investing activities                                           (1,783)           (2,192)
                                                                                   -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings under line of credit                                    (580)            1,068
  Proceeds from issuance of long-term debt                                              --                --
  Principal payments on debt                                                          (610)             (321)
                                                                                   -------           -------
    Net cash (used) provided by financing activities                                (1,190)              747
                                                                                   -------           -------
Effect of foreign currency rate fluctuations on cash                                   (12)              (39)
                                                                                   -------           -------
(Decrease) increase in cash                                                           (834)              816
CASH BEGINNING OF PERIOD                                                             1,131             1,045
                                                                                   -------           -------
CASH END OF PERIOD                                                                 $   297           $ 1,861
                                                                                   =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
  Interest                                                                         $   719           $   740
                                                                                   =======           =======
  Income taxes                                                                     $     0           $     0
                                                                                   =======           =======


                            INTEGRITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 1997 AND JUNE 30, 1996
                                 (UNAUDITED)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report dated December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net revenue decreased $271,000 or 1.7% to $15.9 million for the six months ended June 30, 1997, from $16.2 million during the six months ended June 30, 1996. This decrease in sales revenue is attributable to a more targeted sales effort for the first half of 1997 in direct to consumer. The Company focused on smaller yet more profitable direct to consumer advertising mailings in the first six months of 1997. As a result, sales in the direct to consumer division decreased 25% to $4.5 million versus $6.0 million in the same period in 1996. The retail division, however, increased 9% to $4.6 million for the second quarter of 1997 compared to $4.2 million for the same period in 1996 due to stronger new releases in the first half of 1997. The revenues for the retail division for fiscal 1997 are net of a fulfillment fee for Word Inc., an arrangement that did not exist in 1996. Copyright revenue increased 3% over 1996 and the church division increased 25% over the same period in 1996. The international division continues to experience increased sales, having increased 3% over the same period in 1996. New product sales in all divisions amounted to $4.3 million or 27% of net revenue for the six months ended June 30, 1997 versus $4.5 million or 27.9% of net revenue for the same period in 1996. For the quarter ended June 30, 1997, total net revenue increased $1.4 million or 21.6% to $7.8 million, from $6.4 million in the same period in 1996 due mainly to increased new product sales in the retail division.

         Gross profit decreased 7.2% to $8.7 million for the six months ended June 30, 1997 from $9.4 million for the same period in 1996. Gross profit as a percentage of sales decreased to 54.7% for the six months ended June 30, 1997, from 58.0% for the same period in 1996. Retail sales, which are sales to retail outlets at wholesale prices less Word's fulfillment fee, increased to 28.7% of total sales compared to 25.9% of total sales in 1996. The increase in sales at wholesale prices compared to the decrease in sales at full retail price through the direct to consumer channel is causing gross profit as a percentage of sales to decrease. Second-quarter results as compared with the prior year period reflected an increase in gross profit of 8.5% to $4.3 million, from $4.0 million for the same period in 1996. For the quarter ending June 30, 1997, gross profit as a percentage of sales decreased to 55.2%, compared to 61.9% for the same period in 1996.

         Marketing and fulfillment expenses decreased 32.9% to $3.6 million or 22.3% of net sales for the six months ended June 30, 1997, as compared with $5.3 million or 32.8% of net sales for the same period in 1996. For the quarter ended June 30, 1997, marketing and fulfillment expenses were $1.9 million or 24.6% of net sales, compared to $2.1 million or 33.1% of net sales for the same period in 1996. The decrease in marketing and fulfillment expenses is partly attributable to lower, but more productive and targeted, marketing expenses in the direct to consumer division .

         General and administrative expenses increased slightly to $4.2 million or 26.6% of net sales for the six months ended June 30, 1997 as compared to $3.9 million or 23.9% of net sales for the same period in 1996. For the quarter ended June 30, 1997, general and administrative expenses were $2.3 million or 29.3% of net sales, compared to $2.1 million or 32.2% of net sales for the same period in 1996. The increase from the 1996 periods is mainly attributable to compensation expense and the Company's addition in late 1996 of a distribution center responsible for direct to consumer and international warehousing, physical inventory and distribution functions. Previously, this function was outsourced and was included in marketing and fulfillment expenses.

         Interest expense increased to $879,000 for the six months ended June 30, 1997 as compared with $781,000 for the same period in 1996. The increase was the result of higher average debt levels and higher interest rates in the first six months of 1997. The average interest rates for the six months ended June 30, 1997 and 1996 were 9.3% and 8.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations, although such funds have also been supplemented by borrowing under a line of credit and term notes as needed.

         Cash generated from operations totaled $2.2 and $2.3 million in the six months ended June 30, 1997 and 1996, respectively. Decrease in accounts payable and accrued expenses were the primary contributors to the decrease in cash generated from operations for the six months ended June 30, 1997. The use of cash will vary from quarter to quarter based on product releases and scheduled marketing promotions.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns and collections of the Company. Due to the nature of sales through direct to consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the six months ended June 30, 1997 and the same period in 1996 the amounts charged against income for returns and allowances for doubtful accounts were $2.5 million and $3.8 million, respectively.

         Capital expenditures totaled $205,000 and $449,000 for the six month periods ended June 30, 1997 and 1996, respectively. Capital expenditures made during 1997 included computer equipment and capital repairs on existing buildings. Other significant uses of cash were $1.4 million and $1.8 million for product master development for the six months ended June 30, 1997 and 1996, respectively.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Stockholders of the Company held on May 9, 1997, the following matters were brought before and voted upon by the stockholders:

1. A proposal to elect the following to the Board of Directors to serve until the 1998 annual meeting:


                                        Class A Common Stock
                                        --------------------
                                    For               Withhold Authority           Broker Non-Votes
                                    ---               ------------------           ----------------

P. Michael Coleman               1,832,278                   2,300                     244,422
Jean C. Coleman                  1,832,178                   2,400                     244,422
John B. Ellis                    1,833,278                   1,300                     244,422
Charles V. Simpson               1,833,278                   1,300                     244,422
Heeth Varnedoe, III              1,833,278                   1,300                     244,422

                                        Class B Common Stock
                                        --------------------
                                    For               Withhold Authority           Broker Non-Votes
                                    ---               ------------------           ----------------
P. Michael Coleman               3,435,000                     0                          0
Jean C. Coleman                  3,435,000                     0                          0
John B. Ellis                    3,435,000                     0                          0
Charles V. Simpson               3,435,000                     0                          0
Heeth Varnedoe                   3,435,000                     0                          0


2. A proposal to ratify the selection of Price Waterhouse LLP as independent auditors of the Company for the fiscal year ending December 31, 1997:

                                                 Class A

           For                       Against                    Abstain              Broker Non-Votes
           ---                       -------                    -------              ----------------
        1,833,578                       0                        1,000                   244,422

                                     Class B

          For                        Against                    Abstain              Broker Non-Votes
          ---                        -------                    -------              ----------------
        3,435,000                       0                          0                        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                     (A)     EXHIBITS

      EXHIBIT
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

       27            Financial Data Schedule (for SEC use only)

                     (B)    REPORT ON FORM 8-K

                     There were no reports on Form 8-K filed for the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INTEGRITY INCORPORATED

Date: August 8, 1997                                 /s/ P. Michael Coleman
--------------------                                 ---------------------------
                                                     P. Michael Coleman
                                                     Chairman, President and
                                                     Chief Executive Officer

Date: August 8, 1997                                 /s/ Alison S. Richardson
--------------------                                 ---------------------------
                                                     Alison S. Richardson
                                                     Vice President, Corporate
                                                     Controller