Form 10-Q
period 1997-09-30
INTEGRITY INC
filed 1997-11-10
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1997 Commission File No. 0-24134
                               ------------------                     -------


                             INTEGRITY INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                        63-0952549
      --------                                        ----------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)

                                 1000 Cody Road
                             Mobile, Alabama 36695
                             ---------------------
               (Address of principal executive offices, zip code)

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

Yes  X     No
   ------    ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 7, 1997
-----                                           -------------------------------

Class A Common Stock, $.01 par value                        2,079,000
Class B Common Stock, $.01 par value                        3,435,000

Part I   FINANCIAL INFORMATION
         Item 1.  Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                            SEP 30,1997  DEC 31,1996
                                                                                            -----------  -----------
ASSETS

Current Assets
   Cash                                                                                       $    739    $  1,131
   Trade receivables, less allowance for returns and doubtful accounts of $1,305 and $1,684      5,483       4,195
   Other receivables                                                                             2,014         943
   Inventories                                                                                   3,479       4,219
   Prepaid expenses and other assets                                                             2,320       3,562
                                                                                              --------    --------
      Total current assets                                                                      14,035      14,050
   Property and equipment, net                                                                   3,534       3,709
   Product masters, net of accumulated amortization of $6,602 and $3,813                         8,479       8,601
   Non-compete agreement, net of accumulated amortization of $1,082 and $895                       168         355
   Other assets, net                                                                             4,184       4,343
                                                                                              --------    --------
      Total assets                                                                            $ 30,400    $ 31,058
                                                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long term debt and capital lease obligation                             $  1,458    $  1,470
   Accounts payable and accrued expenses                                                         2,290       1,826
   Royalties payable                                                                             1,152         136
   Other current liabilities                                                                       517         151
                                                                                              --------    --------
      Total current liabilities                                                                  5,417       3,583
   Line of credit                                                                                4,259       5,949
   Long term debt less current maturities                                                        9,739      10,885
   Deferred revenue                                                                                161         154
                                                                                              --------    --------
      Total liabilities                                                                         19,576      20,571
                                                                                              --------    --------
Stockholders' equity
   Common stock                                                                                     55          55
   Additional paid-in capital                                                                   13,428      13,428
   Retained earnings                                                                            (2,648)     (2,945)
   Foreign currency translation                                                                    (11)        (51)
                                                                                              --------    --------
      Total stockholders' equity                                                                10,824      10,487
                                                                                              --------    --------
      Total liabilities and stockholders' equity                                              $ 30,400    $ 31,058
                                                                                              ========    ========

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                  QUARTER ENDED      NINE MONTHS ENDED
                                                     SEP 30                SEP 30

                                               1997       1996        1997       1996
                                               ----       ----        ----       ----
Net Revenue                                  $ 8,551    $ 7,682    $ 24,474    $ 23,876

Cost of Sales                                  4,188      3,231      11,398      10,032
                                             -------    -------    --------    --------
Gross Profit                                   4,363      4,451      13,076      13,844

Marketing and Fulfillment                      1,731      1,938       5,290       7,243

General and Administrative                     1,749      1,561       5,990       5,426
                                             -------    -------    --------    --------
Income from Operations                           883        952       1,796       1,175

Other Income (Expenses)

   Interest                                     (495)      (585)     (1,374)     (1,366)

   Other                                         (20)         5         (62)        (30)
                                             -------    -------    --------    --------
Income before taxes and extraordinary item       368        372         360        (221)

Provision for income taxes                        93        147          66         (99)
                                             -------    -------    --------    --------
Net income before extraordinary item             275        225         294        (122)

Extraordinary item from early
extinguishment of debt less applicable
taxes of $109,000                                  0       (186)          0        (186)

Net income                                   $   275    $    39    $    294    $   (308)
                                             =======    =======    ========    ========
   Net income per share                      $  0.05    $  0.04    $   0.05    $  (0.02)
                                             =======    =======    ========    ========
   Extraordinary item                              0      (0.03)          0       (0.04)
                                             =======    =======    ========    ========
   Net income per share                      $  0.05    $  0.01    $   0.05    $  (0.06)
                                             =======    =======    ========    ========
   Weighted average number of shares           5,514      5,514       5,514       5,514
outstanding                                  =======    =======    ========    ========

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                   CLASS A             CLASS B
                                COMMON STOCK         COMMON STOCK

                                                                                                EQUITY
                                                                      ADDITIONAL             ADJUSTMENTS
                                                                       PAID-IN   RETAINED       FROM
                              SHARES       AMOUNT    SHARES   AMOUNT   CAPITAL   EARNINGS   TRANSLATIONS  TOTAL
Balance, Jun 30, 1996       2,079,000         21    3,435,000    34    12,035       415          (198)    12,307

 Net income (loss)                                                                   39                       39

Issuance of stock
warrants                                                                1,393                              1,393

 Translation Adjustments                                                                          167        167
                           ----------    -------    ---------   ---   -------   -------         -----    -------
Balance, Sep 30, 1996       2,079,000         21    3,435,000    34    13,428       454           (31)    13,906

 Net income (loss)                                                               (3,399)                  (3,399)

 Translation Adjustments                                                                          (20)       (20)
                           ----------    -------    ---------   ---   -------   -------         -----    -------
Balance, Dec 31, 1996       2,079,000         21    3,435,000    34    13,428   $(2,945)          (51)    10,487

 Net income                                                                         184                      184

 Translation Adjustments   ----------    -------    ---------   ---   -------   -------         -----    -------

Balance, Mar 31, 1997       2,079,000         21    3,435,000    34    13,428    (2,761)          (51)    10,671

 Net income                                                                        (163)                    (163)

 Translation Adjustments                                                                          (12)       (12)
                           ----------    -------    ---------   ---   -------   -------         -----    -------
Balance, Jun 30, 1997       2,079,000         21    3,435,000    34    13,428    (2,924)          (63)    10,496

 Net income                                                                         275                      275

 Translation Adjustments                                                             52                       52
                           ----------    -------    ---------   ---   -------   -------         -----    -------
Balance, Sep 30, 1997       2,079,000    $    21    3,435,000   $34   $13,428   $(2,649)        $ (11)   $10,823
                           ==========    =======    =========   ===   =======   =======         =====    =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     NINE MONTHS ENDED

                                                                                SEP 30, 1997   SEP 30, 1996
                                                                                 (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  $   294    $   (308)
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                        834         882
  Amortization of product masters and other                                          2,399       2,242
  Allowance for returns and doubtful accounts                                         (379)       (261)
  Changes in operating assets and liabilities
    (Increase) decrease in trade receivables                                          (909)        376
    (Increase) decrease in other receivables                                        (1,071)        803
    Decrease in inventories                                                            740         190
    Decrease in prepaid and other assets                                             1,242         108
    Increase (decrease) in accounts payable and accrued expenses                       464      (1,036)
    Increase (decrease) in royalties payable                                         1,016        (508)
    Increase in other current liabilities and deferred revenue                         373         165
                                                                                   -------    --------
      Net cash provided by operating activities                                      5,003       2,653
                                                                                   =======    ========
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                                (235)       (488)
    Payments for product masters                                                    (2,277)     (2,505)
    (Increase) decrease  in other assets                                               (75)       (436)
                                                                                   -------    --------
    Net cash used in investing activities                                           (2,587)     (3,429)
                                                                                   -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under line of credit                                  (1,690)     (7,850)
  Proceeds from issuance of long-term debt                                              --      13,000
  Principal payments on debt                                                        (1,158)     (4,209)
                                                                                   -------    --------
    Net cash (used) provided by financing activities                                (2,848)        941
                                                                                   -------    --------
Effect of foreign currency rate fluctuations on cash                                    40         128
                                                                                   -------    --------
(Decrease) increase in cash                                                           (392)        293
CASH BEGINNING OF PERIOD                                                             1,131       1,045
                                                                                   -------    --------
CASH END OF PERIOD                                                                 $   739    $  1,338
                                                                                   =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
  Interest                                                                         $ 1,091    $  1,377
                                                                                   =======    ========
  Income taxes                                                                     $     0    $      0
                                                                                   =======    ========

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)

BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Incorporated (the "Company" or "Integrity") is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and print music. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and in over 125 other countries worldwide.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report dated December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding during the periods. The effect of the Company's outstanding common stock equivalents on earnings per share is not significant.

LONG TERM DEBT

         In August 1996, the Company entered into a $19 million credit agreement with a financial institution. The credit agreement includes a $6 million revolving credit facility and $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender received warrants exercisable for up to 12.5% of the Company's stock exercisable as Class A common stock, with an exercise price of $1.875, and the warrants expire in 10 years. Under the terms of the financing agreement, the lender cannot exercise the warrants until August 1998 (unless the Company undergoes a change in control).

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net revenue increased $598,000 or 2.5% to $24.5 million for the nine months ended September 30, 1997, from $23.9 million during the nine months ended September 30, 1996. This increase in sales revenue is mainly attributable to increased sales in the retail, special and church divisions. Sales in the retail division increased 18% to $6.8 million for the nine months ended September 30, 1997, compared to $5.8 million for the same period in 1996, due to stronger new releases in the first nine months of 1997. The revenues for the retail division for fiscal 1997 are net of a fulfillment fee for Word Inc., an arrangement that did not exist in 1996. Copyright revenue increased 15% over 1996 and the church division increased 22% over the same period in 1996. As a result of the Company's focus on smaller, yet more profitable direct to consumer advertising mailings, sales in the direct to consumer division decreased 30% to $6.3 million versus $8.9 million in the same period in 1996. New product sales amounted to $6.9 million or 28.2% of net revenue for the nine months ended September 30, 1997 versus $6.7 million or 28.0% of net revenue for the same period in 1996. For the quarter ended September 30, 1997, total net revenue increased $870,000 or 11.3% to $8.6 million, from $7.7 million in the same period in 1996 due mainly to increased new product sales in the retail, special and choral divisions.

         Gross profit decreased 5.5% to $13.1 million for the nine months ended September 30, 1997 from $13.8 million for the same period in 1996. Gross profit as a percentage of sales decreased to 53.4% for the nine months ended September 30, 1997, from 58.0% for the same period in 1996. Retail sales, which are sales to retail outlets at wholesale prices less Word's fulfillment fee, increased to 27.8% of total sales compared to 24.1% of total sales in 1996. The increase in sales at wholesale prices compared to the decrease in sales at full retail price through the direct to consumer channel is causing gross profit as a percentage of sales to decrease. Third-quarter results as compared with the prior year period reflected a decrease in gross profit of 2.0% to $4.4 million, from $4.5 million for the same period in 1996. For the quarter ending September 30, 1997, gross profit as a percentage of sales decreased to 51.0%, compared to 57.9% for the same period in 1996.

         Marketing and fulfillment expenses decreased 27.0% to $5.3 million or 21.6% of net sales for the nine months ended September 30, 1997, as compared with $7.2 million or 30.0% of net sales for the same period in 1996. For the quarter ended September 30, 1997, marketing and fulfillment expenses were $1.7 million or 20.3% of net sales, compared to $1.9 million or 25.2% of net sales for the same period in 1996. The decrease in marketing and fulfillment expenses is partly attributable to lower, but more productive and targeted, marketing expenses in the direct to consumer division.

         General and administrative expenses increased to $6.0 million or 24.5% of net sales for the nine months ended September 30, 1997 as compared to $5.4 million or 22.7% of net sales for the same period in 1996. For the quarter ended September 30, 1997, general and administrative expenses were $1.7 million or 20.4% of net sales, compared to $1.6 million or 20.3% of net sales for the same period in 1996. The increase from the 1996 periods is mainly attributable to compensation expense and the Company's addition in late 1996 of a distribution center responsible for direct to consumer and international warehousing, physical inventory and distribution functions. Previously, this function was outsourced and was included in marketing and fulfillment expenses.

         Interest expense increased by 0.6% to $1.374 million for the nine months ended September 30, 1997 as compared with $1.366 million for the same period in 1996. The increase was the result of higher average debt levels in the first nine months of 1997. The average interest rates for the nine months ended September 30, 1997 and 1996 were 9.75% and 10.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations, although such funds have also been supplemented by borrowing under a line of credit and term notes as needed.

         Cash generated from operations totaled $5.0 and $2.7 million in the nine months ended September 30, 1997 and 1996, respectively. Increases in net income, general accounts payable and royalties payable, along with decreases in inventory and prepaid assets, were the primary contributors to the increase in cash generated from operations for the nine months ended September 30, 1997. The use of cash will vary from quarter to quarter based on product releases and scheduled marketing promotions.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns and collections of the Company. Due to the nature of sales through direct to consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the nine months ended September 30, 1997 and the same period in 1996 the amounts charged against income for returns and allowances for doubtful accounts were $3.1 million and $4.7 million, respectively.

         Capital expenditures totaled $235,000 and $488,000 for the nine month periods ended September 30, 1997 and 1996, respectively. Capital expenditures made during 1997 included computer equipment and capital repairs on existing buildings. Other significant uses of cash were $2.3 million and $2.5 million for product master development for the nine months ended September 30, 1997 and 1996, respectively.

         Some of the statements contained in this report are forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are: the failure of the Company's redirected focus on core businesses; an increase in product development costs and marketing and fulfillment expenses as the Company places emphasis on new strategic initiatives and market opportunities; failure of the Company to provide continued sales increases or improvements in profitability; a decrease in consumer acceptance of the Company's new or existing products, including the FairHope Albums and the Celebration Hymnal, which could result in an increase in the rate of return on the Company's products above current levels; and the risk factors listed from time to time in Integrity's SEC reports, including, but not limited to, the report on Form 10-K for the year ended December 31, 1996.

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

         27       Financial Data Schedule (for SEC use only)

                  (B) REPORT ON FORM 8-K

                  There were no reports on Form 8-K filed for the quarter ended
                  September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTEGRITY INCORPORATED

Date: November 7, 1997                        /s/ P. Michael Coleman
----------------------                        ----------------------
                                              P. Michael Coleman
                                              Chairman, President and
                                              Chief Executive Officer

Date: November 7, 1997                        /s/ Alison S. Richardson
----------------------                        ------------------------
                                              Alison S. Richardson
                                              Senior Vice President,
                                              Administration and Finance