Form 10-K
period 1997-12-31
INTEGRITY INC
filed 1998-03-20
CIK 922865

                     ======================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -----------------
                                   FORM 10-K
                              -----------------
(MARK ONE)
               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
            [ ]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                         COMMISSION FILE NUMBER 0-24134

                             INTEGRITY INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

INCORPORATED IN DELAWARE        I.R.S. EMPLOYER IDENTIFICATION NUMBER 63-0952549

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
Yes  x   No
   -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), was $3,375,843.75 at March 2, 1998, as reported by the Nasdaq National Market.

         The number of shares of Registrant's Class A Common Stock, $.01 par value per share, outstanding at March 1, 1998 was 2,079,000.

         The number of shares of Registrant's Class B Common Stock, $.01 par value per share, outstanding at March 1, 1998 was 3,435,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1998 are incorporated by reference into Part III.

                    ========================================

                                        PART I.
ITEM 1.  BUSINESS.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Incorporated (the "Company" or "Integrity") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factor's Affecting Future Performance." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

INTRODUCTION

         Integrity is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and songbooks. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct to consumer throughout the United States and in over 130 other countries worldwide. Integrity was organized in Alabama as a corporation on May 1, 1987 and was reincorporated in Delaware on October 1, 1993.

         Integrity's recorded music products fall into two broad categories (i) concept products which are centered on a specific theme, such as praise and worship music and (ii) artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products, including a children's music series and praise and worship music recorded specifically for aerobic exercises. Integrity's products also include printed music, such as song books and sheet music, designed primarily for distribution to churches and choral groups. The Company distributes its products domestically through two primary channels, direct to consumer programs and retail markets.

PRODUCTS

         Concept Products

         Concept products are centered around a specific theme, such as praise and worship music or inspirational instrumental music, rather than being focused on a specific artist. The Company's original concept product series was Hosanna! Music(R), recorded praise and worship music, which is composed of live recordings sung by an audience and worship leader rather than a performing artist. The Company's Hosanna! Music(R) series has proven to be a successful product line having just produced its 82nd recording.

         The Company's concept product line now includes: Scripture Memory Songs(R), in which actual Bible passages are used as lyrics in contemporary music intended to facilitate Scripture memorization; Just-For-Kids(R), a series of children's music tapes; Interludes(R), an instrumental series with varying themes designed to transcend religious denominations; and Quest(R), a spoken word series. The Praise! Walk(R) series is a product designed to aid walkers in their exercise programs. In addition, the Company also offers the Lullaby series of children's music and Praise! Aerobics(R).

         Artist Products

         In addition to concept products, the Company also produces artist recordings which have recently included "Woman, Thou Art Loosed!" featuring Bishop T.D. Jakes, "Holy Fire" with Paul Wilbur; "Let Your Glory Fall" by Don
Moen; "High Places" by Ron Kenoly and "Yes!" by Alvin Slaughter.   Previous
recordings by Ron Kenoly include "Welcome Home," recipient of the Dove Foundation's "Family Approved" seal of excellence; "Sing Out," the first Integrity title to enter Billboard's Top 200; "God is Able," and "Lift Him Up," which has recently received Gold certification by the Recording Industry
Association of America.   Previous recordings by Alvin Slaughter include
"Champion of Love," "Revive Us Again" and "God Can" . Previous recordings by Paul Wilbur include "Up To Zion" and "Shalom Jerusalem".

         Other Products

         The Company has also produced numerous musical video products, including: recordings of live performances by the Company's artists, such as Ron Kenoly's videos "High Places," "Welcome Home," "Sing Out," the first Hosanna! title to appear on Billboard's Top 40 Music Video Chart, and the Gold-certified videos "Lift Him Up" and "God is Able". The popular children's music series Just-For-Kids(R), featuring the Donut Man(R), includes nine Gold-certified and one Platinum-certified videos. Other videos include the Gold-certified Praise! Aerobics(R), praise and worship music recorded specifically for aerobic exercises; Bible Hits Video(R), Scripture songs interpreted in hip-hop fashion, geared for children ages 7 to 14; and The Adventures of the Royal Academy(R) , an animated video series featuring
Bible-based stories designed to teach in an entertaining fashion.    Other
products include Integrity Music Worship Software(R), designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking.

         Integrity's Christian music products also include printed product lines such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produces "God With Us," winner of the Gospel Music Association Dove Award in April 1994 for best musical and still at the top of the non-seasonal musical charts for four years running; "Let Your Glory Fall," ranked among the top 10 in the non-seasonal musical charts; "We Hold These Truths," a patriotic musical, has ranked among the top 10 during the patriotic season; "Mighty Cross," nominated for the 1995 best musical Dove Award; "The Name of Our God," ranked among the top 10 in the youth non-seasonal musical charts; and "Emmanuel Has Come," ranked number 4 among the Adult Christmas Collection chart. These musicals were ranked by The Church Music
Report ("TCMR").   Other printed music products include "The Celebration
Hymnal," a joint venture with Word Entertainment, featuring over 700 songs and hymns.

PRODUCT CREATION

         The Company's product development process is based upon the creation of new concept or artist products which are designed, scripted and marketed to respond to a specific demand. Integrity conducts a planning process for each new product in order to determine whether the final product is likely to be successful in the market for which it is designed.

         New product concepts are based on responses to surveys of the Company's current customer base as well as other market and product research conducted by the Company and by independent consultants. Once a new product concept has been identified, Integrity assembles a creative team which includes one or more artists and producers, generally employed on a freelance or contract basis, and representatives of Integrity's creative, marketing and finance divisions. The executive vice president/creative director is responsible for the product creation process and the vice president of the Creative Group provides strategic input in the creative process. Both play a key part with the creative team in the planning process, which includes finalizing the concept for the recording or series and selecting the songs to be used. During this initial planning, the creative team also develops a cost analysis for the project including projected sales and profitability.

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

DISTRIBUTION

         The Company distributes its products domestically through two primary channels: direct to consumer and retail markets. In addition, the Company has an international distribution network which reaches markets in over 130 countries.

         Direct To Consumer

         The Company's direct to consumer activities are based on a variety of methods designed to reach the consumer directly. Among the methods are continuity clubs, in which the member receives a selection every six to eight weeks and is billed for each selection. Shipments continue until the Company is instructed to cancel the membership. This differs from certain other music clubs in which members have a "negative option" allowing them to decline monthly selections before they are mailed and in which their only obligation is to purchase a certain number of products over a stated period of time.

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

         The Company's first continuity club, Hosanna! Music(R) has just produced its 82nd recording. Currently the Company operates several continuity clubs, including the Scripture Memory Songs(R), Praise Walk(R) and Just-For-Kids(R) series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

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

         Retail Markets

         Integrity's retail sales activities are targeted at two markets, the Christian bookstore ("CBA") market, and the general retail market. The Company currently utilizes Word Entertainment ("Word") to serve these markets.

         All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity's products which are shipped and invoiced based on orders received directly from Word's sales force through a computerized order entry system. Word services the Company's customers from one warehouse located in
Texas.   As a result of the distribution agreement with Word, the Company also has access to the Sony/Epic distribution system for sales in the general market. As of the end of 1997, SoundScan has ranked Word as the top distribution company in the CBA market. SoundScan also ranked Integrity as the number three record label in CBA.

         Retail sales efforts are supported by market research, point-of-purchase advertising, radio promotion, and product publicity developed by Integrity's own in-house staff.

         International

         The Company's international sales are made through a subsidiary located in the United Kingdom, responsible for Europe; a subsidiary located in Australia, responsible for Australia, New Zealand and the Solomon Islands; and a subsidiary located in Singapore, responsible for Singapore and Burma . In addition, products are sold to more than 60 independent distributors who are licensed to manufacture Integrity products from master recordings and distribute them in a country or region and approximately 18 importers to whom the Company provides products. The Company's international distribution network reaches markets in over 130 countries. The Company continually evaluates ways to expand into various markets through importers or through distributors licensed to produce Integrity products from a master recording.

         The Company also develops products specifically for certain markets. This effort includes recording songs in indigenous languages as well as utilizing local artists and local songs to produce the recordings. Integrity currently produces products in the Russian, Spanish, Mandarin Chinese, French, German, Portuguese and Indonesian languages. Integrity artists are also involved in live performance tours to various countries.

         Church/Choral

         The church/choral division can be segmented into two separate distribution channels, choral trade distribution and the Company's direct-to-church business. Choral music includes numerous recordings and printed products designed primarily for sale to churches, organizations or choral groups for their use in musical performances at worship services and other events. All of the direct-to-church marketing, sales and customer service for choral music and concept products is provided by the Company. PraiseGathering Music Group, Inc. provides product development, marketing and production services for all of Integrity's choral print products. The Word sales force supplies all of these choral products to choral distributors as well as the CBA stores.

         Hymnal

         During 1997, the Company introduced "The Celebration Hymnal," a joint venture with Word Entertainment, featuring over 700 songs and hymns. The Hymnal and all related products are sold through the Word sales force in CBA and directly to churches through Integrity's church resources division.

MUSIC PUBLISHING

         The Company's song catalog has accumulated ownership rights for over 2,400 songs and has generated a significant amount of royalty income from use by third parties. A majority of the songs appearing on Integrity recordings are published out of the Company's song catalog.

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

WAREHOUSING AND FULFILLMENT

         Integrity currently contracts with Word for its retail market warehousing, physical inventory and distribution functions. Word is one of several companies that provide this service in the CBA market. The contract with Word extends through March 30, 2000. All retail market sales functions are currently performed by Word's sales force. Direct to consumer fulfillment services, excluding warehousing and physical inventory functions, for Integrity's direct to consumer programs are provided by LCS Industries, Inc. ("LCS"), located in Clifton, New Jersey. In addition to managing the Company's database of customer names, LCS also provides most of the fulfillment activities of the direct to consumer operation, including order receipt and processing, data entry, invoicing and payment processing. Integrity's own distribution center is responsible for its direct to consumer and international warehousing, physical inventory and distribution functions.

COPYRIGHTS AND ROYALTY AGREEMENTS

         The Company's music products are protected under applicable domestic and international copyright laws. In addition, Integrity currently has ownership rights to approximately 2,400 songs, which are also protected under copyright law. In general, works that are protected under copyright laws are proprietary, which means that for a fixed period of time the copyright owner has the exclusive right to control the publication (or other reproduction) of the copyrighted work. Subject to the compulsory licensing provisions of the United States Copyright Act covering audio records, a copyright owner may license others to publish, reproduce, or otherwise use its copyrighted work, on an exclusive or nonexclusive basis, subject to limitations (such as duration and territory) and upon such other terms and conditions, including royalty payments, as the copyright owner may require. However, the Company operates in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy" and by home taping for personal use.

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

EMPLOYEES

         As of December 31, 1997, the Company employed 139 individuals, 119 of whom are located at the Company's Mobile, Alabama, headquarters.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

GOVERNMENT REGULATION

         The Company's direct to consumer program is subject to federal regulations governing unfair methods of competition and unfair or deceptive acts and practices in or affecting commerce. These regulations prohibit, in general, the solicitation of any order for sale of merchandise through the mail unless at the time of solicitation the seller has a reasonable basis to expect that he will be able to ship the merchandise within the time period indicated or within thirty days if no time period is indicated. If there is any delay in the applicable time period, the seller is required under the regulations to give the buyer the option to cancel the order and receive a prompt refund or consent to a delay in shipment. Management believes that the Company is in full compliance with the applicable federal regulations governing its direct to consumer programs.

ITEM 2.  PROPERTIES.

         The Company owns the approximately 25,000 square foot headquarters and studio facility it occupies in Mobile, Alabama, which houses the executive offices of Integrity as well as the management and sales staff. This facility was constructed in 1983 and is pledged as security against the Company's senior indebtedness. See "Management's Discussion and Analysis - Liquidity and Capital Resources." In early 1995, the Company began construction of a 44,000 square foot headquarters expansion. As a result of general business conditions, the Company decided to halt construction of its new facility at the point when the building was secured from the elements. In 1996, construction costs totaled $365,000. Total cost of construction of the new facility through December 31, 1996 was $2.7 million. Of this amount, approximately $1.2 million relates to a write-down of the new facility in accordance with the provisions of FASB 121 - "Accounting for the Impairment of Long-Lived Assets." See Note 4 to the financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Integrity's common stock is traded on The Nasdaq National Market under the symbol ITGR. The table below sets forth the quarterly high and low last sales price per share as reported on the Nasdaq National Market for the Class A Common Stock from January 1, 1996 through December 31, 1997. The last sale price of the Class A Common Stock on March 13, 1998 was $1.8125 per share.

                                       High              Low
                                       ----              ---
        Fiscal Year 1996
        ----------------
        First Quarter                  3.75            1.875
        Second Quarter                 3.13            1.875
        Third Quarter                 2.375            1.387
        Fourth Quarter                 3.00            1.125

        Fiscal Year 1997
        ----------------
        First Quarter                 2.125             1.25
        Second Quarter                2.375             1.50
        Third Quarter                  2.25            1.625
        Fourth Quarter                 2.00            1.125


         As of March 11, 1998, there were approximately 108 stockholders of record of Integrity's Class A Common Stock and three stockholders of record of Integrity's Class B Common Stock.

         The current policy of Integrity's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of Integrity's business, and, therefore, the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. In addition, Integrity's ability to pay dividends is limited by its existing credit agreement and may be limited in the future by the terms of then-existing credit facilities. See Note 6 to the financial statements.

         On February 23, 1998, new listing and maintenance rules for inclusion on both the Nasdaq National Market and The SmallCap Market became effective. Under these new rules, the Company failed to meet one of the listing requirements for the Nasdaq National Market, specifically the market value of its publicly-traded shares. As a result, the Company has elected to transfer its Class A Common Stock to The SmallCap Market. At this time, the effective date of the transition to The SmallCap Market is unknown. There can be no assurances that the Company's transition to and position in The SmallCap Market will result in an active trading market for the Company's Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical balance sheet and income statement data presented below for each of the five years in the period ended December 31, 1997 have been derived from the consolidated financial statements for the Company audited by Price Waterhouse LLP, independent accountants.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

                                                                     Year Ended December 31
                                                               (in thousands, except share data)
   STATEMENT OF INCOME DATA:                           1997         1996         1995          1994         1993
      Net sales                                    $ 32,428      $30,395      $36,277       $34,802      $29,127

      Cost of sales                                  15,236       14,981       15,547        12,636       10,291
                                                   --------      -------     --------      --------     --------
      Gross profit                                   17,192       15,414       20,730        22,166       18,836
      Marketing and fulfillment expenses              6,924        9,131       14,914        10,822        9,157

      General and administrative expenses             7,775        7,545        7,959         6,373        5,278
      Loss on impairment of long-lived assets            --        1,200           --            --           --
                                                   --------      -------     --------      --------     --------
      Income (loss) from continuing                   2,493      (2,462)      (2,143)         4,971        4,401
             operations
      Interest expense (net)                          1,790        1,804        1,027           244          561

      Interest expense on related party notes
        payable                                          --           --           --           281           --
      Other (income) expense                             61        (153)           65          (10)           --
                                                   --------     --------    ---------      --------     --------
      Income (loss) before extraordinary item
         and taxes                                      642       (4,113)      (3,235)        4,456        3,840
      Taxes (expense) benefit, (pro forma
         1993) (1)                                       --          654        1,183        (1,644)      (1,469)
                                                   --------     --------    ---------     ---------    ---------
      Income (loss) before extraordinary item           642      (3,459)      (2,052)         2,812        2,371
      Extraordinary item from early
      extinguishment of debt less
      applicable taxes of $47,000                        --        (248)           --            --           --
                                                   --------     --------     --------   -----------     --------
      Net income (loss) (pro forma 1993)(1)        $    642     $(3,707)     $(2,052)       $ 2,812      $ 2,371
      BASIC EPS

      Income (loss) before extraordinary item      $   0.12     $ (0.63)     $ (0.37)      $   0.59     $   0.52
      Extraordinary item                                 --       (0.04)           --            --           --
                                                   --------     --------     --------      --------     --------

      Net income (loss) (pro forma
             1993)(1)(2)                           $   0.12     $ (0.67)     $ (0.37)       $  0.59     $   0.52
                                                   ========     ========     ========       =======     ========
      DILUTED EPS

      Income before extraordinary item             $   0.12           --           --       $  0.59           --

      Extraordinary item                                 --           --           --            --           --
                                                   --------     --------    ---------       -------     --------

      Net income (proforma 1993)(1)(2)             $   0.12           --           --       $  0.59           --
                                                   ========     ========    =========       =======     ========
      Weighted average number of shares
      outstanding                                    5,514         5,514        5,514         4,744        4,533
                                                   ========     ========     ========       =======     ========

                                                                   Year Ended December 31
                                                                       (in thousands)
                                                   -----------------------------------------------------------
 BALANCE SHEET DATA:                                 1997         1996         1995          1994         1993
                                                   -----------------------------------------------------------
    Net working capital                            $8,951      $10,467     $(6,052)       $ 9,079      $ 2,186

    Total assets                                   30,775       31,058       34,659        26,080       17,856
    Total bank debt and notes payable to
      former stockholder (3)                       15,117       18,304       18,018         5,093       13,313
    Stockholders' equity                           11,196       10,487       12,693        14,800          748

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

(2) As adjusted to give retroactive effect to the reclassification of each share of the Company's Class A Common Stock as 3,597.12 shares of Class B Common Stock and the sale of additional shares (454,526 in 1994 at the initial public offering price of $9.00 per share) necessary to fund a distribution of certain previously taxed earnings to the Company's existing stockholders and to pay a former stockholder under a stock purchase agreement. Distributions of Subchapter S corporation dividends were $3.0 million in 1993. There were no dividends granted during 1994, 1995, 1996 or 1997.

(3) Includes discount of $1,064,000 at December 31, 1997 and $1,296,000 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

         The Company is a producer and publisher of Christian lifestyle products. The Company's recorded music products fall into two broad categories: concept products and artist products. Concept products are centered on a specific theme, such as praise and worship, and artist products feature a specific performer. In addition to audio recordings, Integrity produces Christian music print and video products. The Company has an international distribution network which reaches markets in over 130 countries. In addition, the Company markets products directly to churches.

         The following historical analysis shows the percentage of product sales by distribution channel:

                            1997        1996        1995
                           ------------------------------
      Direct To             27.0%        37.2%      45.1%
      Consumer

      Retail Market         39.8         34.3       35.5
      International         19.8         20.7       12.9

      Church/choral         13.4          7.8        6.5

         The Company also receives royalty income from the licensed use of songs owned by Integrity, which was $3.5 million, $2.9 million and $2.4 million in 1997, 1996 and 1995, respectively.

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

                                            Percentage of Net Sales          Percentage Change
                                             Year Ended December 31            Year Ended (1)
                                         -------------------------------------------------------
                                          1997        1996       1995        97-96        96-95
                                         -------------------------------------------------------
 Net Sales                               100.0%      100.0%     100.0%        6.7%       (16.2)%
 Cost of Sales                            47.0        49.3       42.9         1.7         (3.6)
                                          ----        ----       ----         ---         -----
 Gross Profit                             53.0        50.7       57.1        11.5        (25.6)

 Marketing and Fulfillment Expense        21.4        30.0       41.1       (24.2)       (38.8)
 General and Administrative Expense
                                          23.9        24.8       21.9         3.0         (4.8)

 Loss on impairment of long-lived
 assets                                     --         3.9%        --      (100.0)       100.0
                                          ----       -----      -----      ------        -----
 Income (loss) From Operations             7.7%       (8.1%)     (5.9%)     201.3%       (14.9%)
                                          ====       =====      =====      ======        =====

___________________________________
(1) Calculated as a percentage change from the accompanying selected financial data.

1997 COMPARED TO 1996

         Net sales increased 6.7% to $32.4 million in 1997 from $30.4 million in 1996, mainly attributable to increased sales in the retail, international, church and special divisions. Sales in the retail division increased 26.3% to $12.0 million, compared to $9.5 million in 1996. Revenues for the retail division for 1997 are net of a fulfillment fee for Word, an arrangement that did not exist until April 1996. The copyright division posted an increase of $544,000, or 20.7%, to $3.5 million in 1997, compared to $2.9 million in 1996 and the church/choral/hymnal division increased by $1.8 million or 85.7% to $3.9 million from $2.1 million in 1996. The direct to consumer division decreased $2.4 million or 23.5% to $7.8 million, compared to $10.2 million in 1996, mainly as a result of the Company's focus on smaller, yet more profitable direct to consumer advertising mailings.

         Unit sales increased by 50.0% to 5.1 million in 1997 from 3.4 million in 1996 due to 48 major releases and strong catalog sales from prior releases
such as "Shout To The Lord" and "Revival At Brownsville".   In 1997, new
products accounted for 2.1 million units, or 41.2% of the total units sold. The new products offered were from existing product lines as well as new product lines featuring several of Integrity's best-selling artists, such as Ron Kenoly.

         Gross profit increased 11.5% to $17.2 million in 1997 from $15.4 million in 1996. Gross profit as a percentage of sales was 53.0% and 50.7% for the years ended December 31, 1997 and 1996, respectively. The increase in gross profit, including gross profit as a percentage of sales, was primarily the result of a charge of $1.7 million for record masters not expected to recoup recording costs in 1996, which charge was not repeated in 1997.

         Marketing and fulfillment expenses decreased 24.2% to $6.9 million or 21.4% of net sales in 1997, as compared with $9.1 million or 30.0% of net sales in 1996. This decrease was primarily attributable to lower, but more productive and targeted, marketing expenses in the direct to consumer division.

         General and administrative expenses increased 3.0% to $7.8 million or 23.9% of net sales in 1997, compared to $7.5 million or 24.8% of net sales in
1996.   The increase in expenditures was mainly attributable to the Company's addition in late 1996 of a distribution center responsible for direct to consumer, church and international warehousing, physical inventory and distribution functions.

         As a result of the above, income from operations was $2.5 million or 7.7% of net sales in 1997, compared with loss of $2.5 million or 8.1% of net sales in 1996.

         Interest expense decreased slightly to $1.79 million in 1997 compared with $1.8 million in 1996. The decrease was a result of lower average debt balances in 1997.

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

         Marketing and fulfillment expenses decreased 38.8% to $9.1 million or 30.0% of net sales in 1996, as compared with $14.9 million or 41.1% of net sales in 1995. This decrease was primarily the result of lower marketing expenses in both the retail and direct to consumer divisions. The direct to consumer division did fewer marketing promotions to focus on those promotions with a greater probability of profitability. Both divisions also posted decreases in
fulfillment cost.    Retail marketing campaigns included concept marketing and
new- artist promotions. Additionally, marketing expenses reflect the operation of the Company's internal retail sales staff during the first half of 1996.
The internal sales force did not cover the additional fixed costs as anticipated and in April 1996, Integrity transitioned retail sales operations to Word's sales force.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations through cash generated from operations and by borrowings under a line of credit and term notes as needed. The Company's need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been operating expenses, capital expenditures and debt service. The most significant cash outlays for investing purposes generally result from product development which primarily involves the production and recording of the Company's product master library. It is from these masters that the Company's products are duplicated and then distributed to customers.

         Cash generated from operations totaled $5.9 million, $3.5 million and $433,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 resulted primarily from increased earnings before charges for depreciation and amortization, primarily due to lower marketing and fulfillment costs in the direct to consumer and retail divisions. The increase from 1995 to 1996 resulted from increased earnings before charges for depreciation, amortization, a charge of $1.7 million reflecting revised values for certain product masters and a $1.2 million write-down of the Company's corporate office buildings.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based on the historical results of operations of the Company. Due to the nature of sales through direct to consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the year ended December 31, 1997, bad debts and returns were $6.0 million compared to $7.3 million for 1996.

         For the years ended December 31, 1997, 1996 and 1995, amounts charged against income for returns and doubtful accounts were $5.5 million, $7.3 million and $9.8 million, respectively.

         The Company signed a $19 million financing agreement with a bank on August 6, 1996. The credit agreement includes a $6 million revolving credit facility and $13 million term loan. At the Company's option, the loan carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. This facility replaced all of the Company's long- term and short-term borrowings. The lender received warrants exercisable for up to 12.5% of the Company's Class A Common Stock, with an exercise price of $1.875, and the warrants expire in 10 years. Under the terms of the financing agreement, the lender cannot exercise the warrants until August 1998 (unless the Company undergoes a change in control.) The Company believes that funds generated from operations and funds available under its credit facility will be sufficient to satisfy its current operating requirements.

         Capital expenditures totaled $299,000 and $583,000 in the years ended December 31, 1997 and 1996. During 1997, capital expenditures were primarily
for computer equipment and general repairs on corporate headquarters.   During
1996, capital expenditures were primarily the result of safeguarding the new building from the elements. The capital expenditure budget for 1998 is $360,000.

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

YEAR 2000 COMPLIANCE

         It is possible that the Company's currently installed computer systems, software products or other business systems, or those of others with whom the Company interfaces with, will not always accept input of, store, manipulate and output dates in the years 1999, 2000 or thereafter without error or interruption. The Company has conducted a review of its in-house computer systems and is not aware of any material Year 2000 compliance problems. In addition, the Company is reviewing its third-party systems to ensure that such systems are Year 2000 compliant. While the Company is not aware of any material expenses or losses of revenue that it will incur as a result of Year 2000 problems, it is impossible to anticipate all of the ways in which such problems could arise and affect the Company's financial condition and results of operations. There can be no assurances that the expenses or liabilities to which the Company may become subject as a result of such problems will not have a material adverse effect on the Company's results of operations and financial condition.

                      FACTORS AFFECTING FUTURE PERFORMANCE

COMPETITION

         The Company faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. Integrity competes directly with other record companies and music publishers that distribute Christian music to Christian bookstores, as well as a number of secular record companies, many of whom have substantially greater financial resources than the Company. The Company also competes with other record and music publishing companies, both Christian and secular, for signing established and new artists and songwriters. The Company's ability to continue to compete successfully will be largely dependent upon its ability to build upon and maintain its reputation for quality Christian music and other communication products.

RISKS INHERENT IN THE INDUSTRY

         The industries Integrity operates in, recorded music, video productions and printed music, are creative industries, and involve a substantial degree of risk. Each musical or video recording or printed product is an individual artistic work, and its commercial success is primarily determined by consumer taste, which is unpredictable and constantly changing. Accordingly, there can be no assurance as to the financial success of any particular release, the timing of such success or the popularity of any particular artist. Furthermore, the Company must invest significant amounts for product development prior to the release of any product, which costs may not be recovered if the release is unsuccessful. Changes in the timing of new releases can also cause significant fluctuations in quarterly operating results. There can be no assurance that the Company's products will be successful releases or that any product will generate revenues sufficient to cover the cost of product development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY

         Integrity's business strategy is focused on developing new music, video and printed products aimed at the contemporary Christian market segments and broadening its distribution channels to reach additional customers in the domestic and international markets. The Company's ability to achieve these objectives depends upon many factors, including developing new concept products, signing and retaining artists, and maintaining an effective sales effort capable of expanding the Company's operations into new market segments. In all of these endeavors, the Company may compete with entities which have significantly greater resources than the Company. There can be no assurance that quality artists and songs will continue to be available to Integrity, that the Company will be able to produce and promote products which maintain the interest of the general market or its record club members or that the Company will be able to penetrate effectively new segments of the Christian products market or the general market.

CHANGE TO THE SMALLCAP MARKET

         On February 23, 1998, new listing and maintenance rules for inclusion on both the Nasdaq National Market and The SmallCap Market became effective. Under these new rules, the Company failed to meet one of the listing requirements for the Nasdaq National Market, specifically the market value of its publicly-traded shares. As a result, the Company has elected to transfer its Class A Common Stock to The SmallCap Market. At this time, the effective date of the transition to The SmallCap Market is unknown. There can be no assurances that the Company's transition to and position in The SmallCap Market will result in an active trading market for the Company's Class A Common Stock.

INCREASES IN COSTS OF MAILING, PAPER, PRINTING AND DELIVERY

         Increases in postal rates, as well as in paper, printing and delivery costs affect the operating results of the Company's direct response programs. The Company's orders are shipped primarily by third class mail with the United States Postal Service. The Company relies heavily on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. Any increase in postal rates, papers and printing costs or delivery costs could have an adverse effect on earnings.

PIRACY AND HOME TAPING

         The Company operates in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use. There can be no assurances that piracy and home taping for personal use will not have an adverse affect on the financial condition and operations of the Company.

DEPENDENCE ON SENIOR MANAGEMENT

         The success of the Company has been largely dependent on the skills, experience and efforts of its senior management and especially its Chairman, President and Chief Executive Officer, P. Michael Coleman. The loss of the services of Mr. Coleman or other members of the Company's senior management could have a material adverse affect on the Company's business prospects.

CONTROL OF COMPANY

         P. Michael Coleman, Chairman, President and Chief Executive Officer of the Company, and his family beneficially own 65,100 share of Class A Common Stock and all 3,435,000 shares of Class B Common Stock outstanding, representing approximately 94.0% of the total voting power of all classes of voting stock of the Company. As a result, Mr. Coleman will be able to elect all of the Company's directors, amend the Amended Certificate of Incorporation (the "Amended Certificate"), effect or prevent a merger, sale of assets or other business acquisition or disposition and otherwise control the outcome of actions requiring stockholder approval. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

LIMITED VOTING RIGHTS OF CLASS A COMMON STOCK

         The voting rights of the Class A Common Stock are limited by the Amended Certificate. On all matters with respect to which the Company's stockholders have a right to vote, including the election of directors, each share of Class A Common Stock is entitled to one vote, while each share of Class B Common Stock is entitled to ten votes. Except as otherwise required by law or expressly provided in the Amended Certificate, the Class A Common Stock and Class B Common Stock vote together as a single class. Class B Common Stock can be converted into shares of Class A Common Stock on a share-for-share basis at the election of the holder and shall be converted to shares of Class A Common Stock automatically on transfer, except for transfers to Mr. Coleman's spouse and descendants or trusts or partnerships for their benefit. The Amended Certificate limits the Company's authority to issue additional Class B Common Stock except as dividends or distributions on outstanding Class B Common Stock proportional to dividends or distributions on Class A Common Stock.

         The disproportionate voting rights between the Class A Common Stock and the Class B Common Stock could have an adverse effect on the market price of the Class A Common Stock. Such disproportionate voting rights may make the Company a less attractive target for a takeover than it otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by holders of the Company's Class A Common Stock. Such disproportionate voting rights may also deprive holders of Class A Common Stock of an opportunity to sell their shares at a premium over then prevailing market prices for the Class A Common Stock.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

         The Amended Certificate authorizes the Board of Directors to issue shares of preferred stock, $.01 per share (the "Preferred Stock") from time to time in one or more designated series or classes. The Board of Directors, without approval of the stockholders, is authorized to establish voting, dividend, redemption, conversion, liquidation and other provisions of a particular series or class of Preferred Stock. The issuance of Preferred Stock could, among other things, adversely affect the voting power or other rights of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to acquire, or discourage a third party from acquiring, control of the Company. In addition, the Company is subject to the Delaware Business Combination Statute, which may render more difficult a change in control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The response to this item is submitted in Part IV, Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Proposal I - Election of Directors
- Certain Information Concerning Nominees," "Proposal I - Election of Directors
- Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the caption "Proposal I - Election of Directors
- Executive Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the proxy statement under the sections "Stockholder Return Comparison" or "Compensation Committee Report on Executive Compensation" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Proposal I - Election of Directors
- Beneficial Owners of More Than Five Percent of the Company's Common Stock; Shares Held by Directors and Executive Officers" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Proposal I - Election of Directors
- Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)     1.  CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:                                                                   PAGE NO.
------------------------------------------------------------------------------------------------
Report of Independent Accountants                                                          16

Consolidated Balance Sheets at December 31, 1997 and 1996                                  17

Consolidated Statement of Operations for the three years ended December 31, 1997           18

Consolidated Statement of Changes in Stockholders' Equity for the three years ended
December 31, 1997                                                                          19

Consolidated Statement of Cash Flows for the three years ended December 31, 1997           20

Notes to Consolidated Financial Statements                                                 21


2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
For the three years ended December 31, 1997
VIII--Valuation and Qualifying Accounts and Reserves                                       31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Integrity Incorporated

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 15 present fairly, in all material respects, the financial position of Integrity Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Atlanta, GA


February 14, 1998

                             INTEGRITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    December 31
                                                                                                    -----------
   ASSETS                                                                                        1997        1996
                                                                                               ---------------------
   Current Assets
        Cash                                                                                   $    523     $  1,131

        Trade receivables, less allowance for returns and doubtful accounts of $812 and
          $1,684                                                                                  4,258        4,195

        Other receivables                                                                         2,033          943

        Inventories                                                                               5,303        4,219

        Other current assets                                                                      2,927        3,562
                                                                                               --------     --------
             Total current assets                                                                15,044       14,050

    Property and equipment, net of accumulated depreciation of $3,085 and $2,576                  3,499        3,709

    Product masters, net of accumulated amortization of $7,537 and $3,813                         8,618        8,601

    Non-compete agreement, net of accumulated amortization of $1,130 and $895                       120          355

    Other assets                                                                                  3,494        4,343
                                                                                               --------     --------
             Total assets                                                                      $ 30,775     $ 31,058
                                                                                               ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities

        Current portion of long-term debt                                                      $  1,838     $  1,470

        Accounts payable and accrued expenses                                                     3,110        1,826

        Royalties payable                                                                           908          136

        Other current liabilities                                                                   237          151
                                                                                               --------     --------
             Total current liabilities                                                            6,093        3,583

    Long-term debt                                                                               13,279       16,834

    Other long-term liabilities                                                                     207          154
                                                                                               --------     --------
             Total liabilities                                                                   19,579       20,571
                                                                                               --------     --------
   Stockholders' Equity
        Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding

        Class A common stock, $.01 par value; 7,500,000 shares authorized;                           21           21
        2,079,000 shares issued and outstanding

        Class B common stock, $.01 par value, 10,500,000 shares authorized;                          34           34
        3,435,000 shares issued and outstanding
        Additional paid-in capital                                                               13,428       13,428

        Accumulated deficit                                                                       2,303        2,945
        Equity adjustments from foreign translation
                                                                                                     16         (51)
                                                                                               --------     --------
             Total stockholders' equity                                                          11,196       10,487
                                                                                               --------     --------

                  Total liabilities and stockholders' equity                                   $ 30,775     $ 31,058
                                                                                               ========     ========

See accompanying notes to consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  Year Ended December 31
                                                           -----------------------------------
                                                            1997          1996          1995
                                                           -----------------------------------
 Net sales                                                 $32,428      $30,395        $36,277

 Cost of sales                                              15,236       14,981         15,547
                                                           -------      -------        -------
 Gross profit                                               17,192       15,414         20,730


 Marketing and fulfillment expenses                          6,924        9,131         14,914

 General and administrative expenses                         7,775        7,545          7,959

  Loss on impairment of long-lived assets                       --        1,200             --
                                                           -------      -------        -------
      Income (loss) from continuing operations               2,493      (2,462)        (2,143)
 Other (income) expense

      Interest expense (net)                                 1,790        1,804          1,027

      Other (income) expense                                    61        (153)             65
                                                           -------      -------        -------
 Income (loss) before extraordinary item and taxes             642      (4,113)        (3,235)

 Income tax benefit                                             --          654          1,183
                                                           -------      -------        -------
      Income (loss) before extraordinary item                  642      (3,459)        (2,052)

 Extraordinary item from early extinguishment of
 debt, less applicable taxes of $47,000                         --        (248)             --
                                                           -------      -------        -------

 Net income (loss)                                         $   642     $(3,707)       $(2,052)
                                                           =======     ========       ========
 BASIC EPS

 Income (loss) before extraordinary item                   $  0.12    $  (0.63)       $ (0.37)
 Extraordinary item                                              -       (0.04)             --
                                                           -------      -------        -------
 Net income (loss)                                         $  0.12    $  (0.67)       $ (0.37)
                                                           =======    =========       ========

 DILUTED EPS
 Income before extraordinary item                           $ 0.12           --             --

 Extraordinary item                                             --           --             --
                                                           -------      -------        -------
 Net income                                                $  0.12           --             --
                                                           =======      =======       ========

 Weighted average number of shares outstanding
 (note 1)                                                    5,514        5,514          5,514
                                                           =======      =======       ========

          See accompanying notes to consolidated financial statements.

                             INTEGRITY INCORPORATED
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         Class A                     Class B
                                                      Common Stock                Common Stock
                                                  --------------------------------------------------     Partner's
                                                  Shares        Amount        Shares        Amount        Capital
                                                  -----------------------------------------------------------------
 BALANCE, DECEMBER 31, 1993                             973                                                 $   200

      Cancellation of Class A stock                   (973)
      Issuance of Class B stock                                               3,500,000        $   35

      Dissolution of partnership                                                                               (200)
      Net proceeds from initial public            2,014,000      $     20

      Conversion of common stock                     65,000             1      (65,000)           (1)
      Net income

      Distributions
      Translation adjustments
                                               ------------       -------  ------------        ------       --------
 BALANCE, DECEMBER 31, 1994                       2,079,000            21     3,435,000            34              0
      Net loss

      Translation adjustments
                                               ------------       -------  ------------        ------       --------
 BALANCE, DECEMBER 31, 1995                       2,079,000            21     3,435,000            34              0

     Net loss
     Issuance of stock warrants

     Translation adjustments
                                               ------------      --------  ------------       -------       --------
 BALANCE, DECEMBER 31, 1996                       2,079,000      $     21     3,435,000       $    34       $      0

     Net income
     Translation adjustments
                                               ------------      --------  ------------       -------       --------
 BALANCE, DECEMBER 31, 1997                       2,079,000      $     21     3,435,000       $    34       $      0
                                               ============      ========  ============       =======       ========


                                                 Additional    (Accumulated       Equity
                                                  Paid-In        Deficit)       Adjustments
                                                  Capital        Earnings      Translations       Total
                                                 ----------------------------------------------------------
 BALANCE, DECEMBER 31, 1993                        $    655      $        2          $ (109)      $    748

      Cancellation of Class A stock
      Issuance of Class B stock                         (35)

      Dissolution of partnership                                                                     (200)
      Net proceeds from initial public               14,414                                         14,434

      Conversion of common stock
      Net income                                                      2,812                          2,812

      Distributions                                  (2,999)                                        (2,999)
      Translation adjustments                                                              5             5
                                                   --------      ----------          -------      --------

 BALANCE, DECEMBER 31, 1994                          12,035           2,814            (104)        14,800
      Net loss                                                       (2,052)                        (2,052)

      Translation adjustments                                                            (55)          (55)
                                                   --------      ----------          -------      --------
 BALANCE, DECEMBER 31, 1995                          12,035             762             (159)       12,693

     Net loss                                                        (3,707)                        (3,707)
     Issuance of stock warrants                       1,393                                          1,393

     Translation adjustments                                                             108          108
                                                   --------      ----------          -------      --------
 BALANCE, DECEMBER 31, 1996                         $13,428      $   (2,945)         $   (51)     $ 10,487

     Net income                                                         642                            642
     Translation adjustments                                                              67            67
                                                   --------      ----------          -------      --------
 BALANCE, DECEMBER 31, 1997                        $ 13,428      $   (2,303)         $    16      $ 11,196
                                                   ========      ==========          =======      ========

          See accompanying notes to consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Year Ended December 31
                                                                                         --------------------------------
                                                                                          1997         1996        1995
                                                                                         --------    --------     -------
 Cash flows from operating activities

 Net income (loss)                                                                        $   642    $(3,707)     $(2,052)

 Adjustments to reconcile net income (loss) to net cash provided by operating activities

    Depreciation and amortization                                                           1,331         860          898

    Loss on impairment of building                                                             --       1,200           --

    Amortization of product masters                                                         3,250       4,714        3,234

    Extraordinary loss on debt extinguishment                                                  --         295           --

    (Decrease) increase in allowance for returns and doubtful accounts                      (872)          24          257

    Changes in operating assets and liabilities
       Decrease in trade receivables                                                          809         972          954

       (Increase) decrease in other receivables                                           (1,090)         984      (1,261)

       (Increase) decrease in inventories                                                 (1,084)       (151)           83

       Decrease (increase) in other current assets                                            635        (88)          614

       Increase (decrease) in accounts payable, royalties payable and accrued               2,056     (1,382)      (1,528)
         expenses

       Increase (decrease) in other current liabilities and deferred revenue                  139       (299)        (711)

       Equity adjustments from translation                                                     67         108         (55)
                                                                                          -------    --------     --------

       Net cash provided by operating activities                                            5,883       3,530          433
                                                                                          -------    --------     --------
 Cash flows from investing activities

    Purchases of property and equipment                                                     (299)       (583)      (2,633)

    Payments for product masters                                                          (3,267)     (3,329)      (7,068)

    Decrease (Increase) in noncurrent other assets                                            494       (475)      (2,377)
                                                                                          -------    --------     --------
       Net cash used in investing activities                                              (3,072)     (4,387)     (12,078)
                                                                                          -------    --------     --------
 Cash flows from financing activities

    Net (repayments) borrowings under line of credit                                      (2,040)    (12,018)       13,799

    Proceeds from issuance of long-term debt                                                  300      14,000        4,500

    Principal payments of long-term debt                                                  (1,679)       (400)      (2,545)

    Loan issuance cost                                                                         --       (639)        (464)

    Principal payments on related party debt                                                   --          --      (2,829)
                                                                                          -------    --------     --------
       Net cash (used) provided by financing activities                                   (3,419)         943       12,461
                                                                                          -------    --------     --------
 (Decrease) increase in cash                                                                (608)          86          816

 Cash, beginning of year                                                                    1,131       1,045          229
                                                                                          -------    --------     --------
 Cash, end of year                                                                        $   523      $1,131     $  1,045
                                                                                          =======      ======     ========
 Supplemental disclosures of cash flow information

    Interest paid                                                                         $ 1,790      $1,638     $    899

    Income taxes paid                                                                     $    37     $     0     $    693
                                                                                          =======     =======     ========



 Noncash financing activities
    Issuance of stock purchase warrants for debt                                          $    --     $ 1,393           --
                                                                                          =======     =======     ========

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

         Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company's presence in Western Europe; Australia and New Zealand; and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $1,119,000 and $861,000 at December 31, 1997 and 1996, respectively. Marketing costs expensed for the three years ended December 31, 1997 approximated $4,626,000, $6,099,000 and $6,479,000.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The useful lives of the property and equipment range from three to thirty-seven years. Repairs and maintenance costs which do not increase the useful lives of the assets are charged to expense as incurred. Additions, improvements and expenditures that significantly add to the productivity or extend the life of an asset are capitalized. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

DEFERRED REVENUE

         Revenue recognition on prepayments of recorded product and print music subscriptions are deferred until the product is shipped.

PRODUCT MASTERS

         Product masters, which include sound recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. The portion of the cost of product masters recoverable from artist royalties recorded in the consolidated balance sheet at December 31, 1997 and 1996, were $889,000 and $419,000, respectively. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges.

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

EARNINGS PER SHARE

         The company adopted SFAS 128, "Earnings per Share" effect December 31, 1997. SFAS 128 requires that earnings per share be presented as basic earnings per share which is computed by dividing income available to common stockholders by the weighted average of common shares outstanding for the period and diluted earnings per share which is calculated by dividing income available to common stockholders by weighted average of common shares outstanding assuming issuance of potential dilutive common shares related to options, warrants, convertible debt, or other stock agreements. All earnings per share amounts have been presented in accordance with the provisions of this statement. Additionally, all prior years presented have been restated in accordance with the provisions of this statement.

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

2.  OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                  December 31
                                                (in thousands)
                                             --------------------
                                             1997         1996
                                             --------------------
 Prepaid supplies                            $ 1,308      $ 1,626

 Prepaid marketing costs                       1,119          861

 Other                                           500        1,075
                                              ------      -------
                                              $2,927      $ 3,562
                                              ======      =======

3. PROPERTY AND EQUIPMENT:

Property and equipment consists of:

                                                   December 31
                                                 (in thousands)
                                              --------------------
                                              1997         1996
                                              --------------------
 Land                                         $   625      $   625

 Buildings and leasehold improvements
                                                2,611        2,592

 Data processing and other equipment            1,105        1,178

 Studio equipment                                 950          609

 Furniture and fixtures                         1,293        1,281
                                              -------      -------
                                                6,584        6,285

 Less - accumulated depreciation               (3,085)      (2,576)
                                              -------      -------
                                              $ 3,499      $ 3,709
                                              =======      =======

         Depreciation expense approximated $509,000, $600,000 and $648,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Additionally, in 1996, the Company recorded a charge to earnings of $1.2 million related to the write-down of its Corporate headquarters.

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

5.  OTHER ASSETS

Other assets consist of the following:

                                     December 31
                                   (in thousands)
                                --------------------
                                1997         1996
                                --------------------
 Music copyrights               $ 2,191      $ 2,340

 Other                            1,303        2,003
                                -------      -------

                                $ 3,494      $ 4,343
                                =======      =======

         The music copyrights are being amortized over their future estimated useful lives, which approximates fifteen years. Accumulated amortization at December 31, 1997 approximates $443,000.

6.  DEBT

         In August 1996, the Company entered into a $19 million credit agreement with a financial institution. The credit agreement includes a $6 million revolving credit facility (the Revolver) and $13 million term loan (the Term Loan) maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. At December 31, 1997, the interest rates on the Revolver were $3.9 million at 8.9%; and on the Term Loan, $11.6 million at 8.8%. This facility replaced all of the Company's long-term and short-term financing.

         At December 31, 1997, the Company had approximately $2.1 million of available funds under the Revolver.

         The Company, in conjunction with the 1996 financing, issued warrants which are outstanding at December 31, 1997, to purchase 805,288 shares of Class A Common Stock. Each warrant entitles the record holder thereof to purchase one fully paid share of Class A Common Stock (for an aggregate of 805,288 shares) or one-fourth fully paid share of convertible preferred stock (for an aggregate of 201,322 shares) at the exercise price of $1.875. The warrants become exercisable on August 6, 1998. On the date of issuance, the warrants had an estimated fair value of $1.73 or $1,393,000, which is recorded as a
discount to the Revolver and Term Loan.   At December 31, 1997, the book value
of the discount is $1,064,000 net of accumulated amortization of $329,000.

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

         The Company is in compliance with these debt covenants at December 31, 1997. Primarily as a result of net losses experienced in 1996, the Company was in non-compliance with certain of these debt covenants at December 31, 1996. The Company obtained waivers for the conditions of default as of December 31, 1996, and renegotiated covenants under the financing agreement for future periods.

Aggregate principal maturities of long-term debt at December 31, 1997 are as follows:

                                  Total
     Fiscal Year             (in thousands)
                             --------------
        1998                     $ 1,838

        1999                       2,135

        2000                       2,349

        2001                       2,661

        2002                       6,134

 2003 and thereafter                   0
                                 -------
                                 $15,117
                                 =======


         The Company experienced an increase in working capital during 1997 as compared to 1996 as a result of cash generated from operations. The Company believes that funds generated from operations will be sufficient to satisfy its current operating requirements.

         At December 31, 1997, approximately $531,000, net of accumulated amortization of $164,000, of loan issuance costs, included in other assets, are being amortized over the term of the debt agreements.

7.  INCOME TAXES

         The components of the (benefit) provision for income taxes for the three years ended December 31, 1997 are as follows:

                                                Year Ended December 31
                                                  (in thousands)
                                      -------------------------------------------
                                         1997           1996            1995
                                      -------------------------------------------
   Current benefit

      Federal                          $       --         $ 192            $  935

      State                                    --            --               101
                                       ----------         -----            ------
                                               --           192             1,036
                                       ----------         -----            ------

   Deferred benefit

      Federal                                  --           458               130

      State                                    --            51                17
                                       ----------         -----            ------

                                               --           509               147
                                       ----------         -----            ------
   Total benefit, including
   extraordinary item                  $       --         $ 701            $1,183
                                       ==========         =====            ======

         The Company's benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes of $642,000 for the year ended December 31, 1997, the loss before income taxes and extraordinary item of $4,113,000 for the year ended December 31, 1996 and to the loss before income taxes of $3,235,000 for the year ended December 31, 1995, as follows (in thousands):

                                                                    December 31
                                                           1997        1996         1995
                                                         ---------------------------------
  Income tax provision (benefit) at statutory rates         $  231    $ (1,398)   $ (1,099)

  State tax provision (benefit), net of federal taxes           27        (163)       (107)

  Release of foreign tax credits                                --        (159)         --

  Nondeductible expenses                                        (2)         69          25

  Other, net                                                   (58)                     (2)
                                                                           (70)

  Change in valuation allowance                               (198)      1,067          --
                                                             -----       -----    --------

  Benefit for income taxes before extraordinary item        $   --    $   (654)    $(1,183)
                                                            ======    ========    ========

         Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                          December 31
                                                       1997         1996
    Deferred Assets

       Net operating loss carryforward                 $   677    $    677

       Reserves for returns and allowances                 299         631

       Impairment of long-lived assets                     456         456

       Foreign tax credits                                 426         276

       Other                                                61         372
                                                       -------    --------

                                                         1,919       2,412
    Deferred Liabilities

       Prepaid marketing expenses                         (293)       (327)

       Other                                              (148)       (207)
                                                       -------    --------

                                                          (441)       (534)
                                                       -------    --------

    Deferred asset before allowance                      1,478       1,878

    Valuation allowance for deferred tax assets           (869)     (1,067)
                                                       -------    --------

    Net deferred asset reported                        $   609    $    811
                                                       =======    ========

         Even though the Company incurred tax losses during fiscal 1996 and 1995, management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforwards prior to their expiration. Operating profits were lower in 1995 and 1996 primarily due to write-downs including the impairment of corporate headquarters, a write-down of certain product masters and certain reorganization charges related to the Company's decision to lower staffing levels and out source its retail sales force. There can be no assurance, however that the Company will generate a specific level of continuing earnings. Due to the uncertainties of achieving certain levels of future taxable income, management believes that a partial valuation allowance of $869,000 as of December 31, 1997 is appropriate given the uncertainty of estimates surrounding future taxable income. For the year ended December 31, 1997, the Company reduced its valuation allowance by $198,000 which offsets the current year provision for income taxes.

8.  EMPLOYEE BENEFITS

         Effective January 1, 1988 the Company's Board of Directors established a Profit Sharing Plan (the "Plan"). The Plan is a non-contributory defined contribution plan covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined.

         The Company contributed approximately $166,000 to the Plan during the year ended December 31, 1994. The Company did not make contributions to the Plan during the years ended December 31, 1997, 1996 and 1995 as contributions are at the discretion of the Board of Directors.

         Effective February 2, 1995, the Company's Board of Directors established the Integrity 401k Plan ("401k Plan"). The 401k Plan is a qualifying 401k Plan covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company's Board of Directors. The Company contributed approximately $75,000 and $57,000 during the years ended December 31, 1997 and 1996, respectively.

         The Board of Directors amended the 401(k) Plan in 1997 to include qualified non-elective contributions to satisfy minimum contributions.

9.  RELATED PARTY TRANSACTIONS

         At December 31, 1994 the Company had outstanding notes payable to a former stockholder of approximately $2.4 million. These notes were repaid during 1995.

         During 1992, the Company entered into non-compete agreements and a consulting agreement with a former employee. The non-compete agreement is in effect through September 1998. As consideration for the non-compete agreement, the Company issued a $450,000 and $800,000 note payable to the former employee which were both paid in 1995. The consulting agreement with the former employee was for a period of three years ended December 31, 1995 and required the Company to make payments to the former employee of $110,000 in 1993 and $142,000 in 1994 and 1995.

         Interest expense related to these notes approximated $75,000 and $293,000 for the two years ended December 31, 1995 and 1994, respectively.

         Worship International ("Worship"), a not-for-profit charitable organization, of which the principal stockholder of the Company is a member of the board of directors, received from the Company contributions of $477,000 and $445,000 for the years ended December 31, 1995 and 1994, respectively. The Company donated $12,642 and $6,500 of inventory to Worship during 1997 and 1996, respectively. Additionally, the Company advanced Worship $180,000 during 1995 which was repaid prior to December 31, 1995.

         One of the Company's exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $197,831, $206,000 and $110,000 for the three years ended December 31, 1997. Amounts due to the officer at December 31, 1997 and 1996 approximate $8,800 and $31,000, respectively.

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

INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

   The Company operates in one industry segment. The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company's international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):

 1997                             United States       Europe      Australia      Other        Consolidated
-----------------------------------------------------------------------------------------------------------
 Net Sales                                27,348         1,638        1,267          2,175           32,428
 Net income (loss)                          (787)          105           10          1,314              642
 Identifiable assets                      28,557         1,104          565            549           30,775
-----------------------------------------------------------------------------------------------------------
 1996                             United States       Europe      Australia      Other        Consolidated
-----------------------------------------------------------------------------------------------------------
 Net Sales                                24,673         1,763        1,638          2,321           30,395
 Net income (loss)                        (4,731)           82           29            913           (3,707)
 Identifiable assets                      28,687         1,220          630            521           31,058
-----------------------------------------------------------------------------------------------------------
 1995                             United States       Europe      Australia      Other        Consolidated
-----------------------------------------------------------------------------------------------------------
 Net Sales                                31,845         1,575        1,504          1,353           36,277
 Net income (loss)                        (2,433)          (55)         (33)           469           (2,052)
 Identifiable assets                      32,880           940          613            226           34,659
-----------------------------------------------------------------------------------------------------------
 1994                             United States       Europe      Australia      Other        Consolidated
-----------------------------------------------------------------------------------------------------------
 Net Sales                                30,534         1,558        1,409          1,301           34,802
 Net income                                2,302            10            9            491            2,812
 Identifiable assets                      25,098           611          371              0           26,080

11.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                           1997 Three Months Ended
                                    (in thousands, except per share data)
                               ---------------------------------------------------
                                  Mar 31       June 30       Sept 30       Dec 31
                               ---------------------------------------------------
Net Sales                        $ 8,103      $ 7,819       $ 8,551       $ 7,955

Gross Profit                       4,393        4,319         4,363         4,117

Net income (loss)                    184         (163)          275           346

Net income (loss) per
share                                .03         (.03)          .06           .06

                                           1996 Three Months Ended
                                    (in thousands, except per share data)
                               ----------------------------------------------------
                                  Mar 31       June 30       Sept 30       Dec 31
                               ----------------------------------------------------
Net sales                         $9,762      $ 6,432       $ 7,682        $6,519

Gross profit                       5,414        3,979         4,451         1,570

Net income (loss) before
extraordinary item
                                      50         (397)          287        (3,399)
Net income (loss)                     50         (397)           39        (3,399)

Net income (loss) per
share before
extraordinary item                   .01         (.07)          .05          (.62)

Net income (loss) per
share                                .01         (.07)          .01          (.62)


         Any difference between the above quarterly results and the final results as reported herein are attributed to a tax valuation allowance charged against the deferred tax asset during the fourth quarter 1996.

12.  STOCKHOLDERS' EQUITY

         The Company completed an initial public offering of 2,014,000 newly authorized shares of Class A Common Stock (Offering) in July 1994. The Company amended its certificate of incorporation (Amendment) to reclassify all of the shares of its Class A common stock outstanding immediately prior to the Offering as Class B common stock (Reclassification), increase the number of authorized shares of all classes of its capital stock and provide for the voting rights of its Class A and Class B common stock. The Reclassification provided that each of the 973 shares of its Class A common stock outstanding immediately prior to the Offering be reclassified as 3,597.12 shares of Class B common stock. Such Reclassification resulted in 3,500,000 shares of Class B common stock outstanding with such shares being the only shares of the Company's common stock outstanding prior to the Offering. The Amendment also increased the number of authorized shares of the Company's Class A common stock to 7,500,000, Class B common stock to 10,500,000 and Preferred Stock to 500,000. In addition, the Amendment provided that each holder of the Company's Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except voting privileges. No dividends were declared or paid during the years ended December 31, 1997 and 1996.

13.  STOCK COMPENSATION PLANS

          In 1994 the Company adopted the Integrity Music, Inc. Long-term Incentive Plan (the "Incentive Plan"), which permits grants of incentive stock options, non-qualified stock options (options), stock appreciation rights
(SARs), performance shares, restricted stock and other stock-based awards. The Incentive Plan, which is administered by the Compensation Committee, authorizes the issuance of up to 525,000 shares of Class A Common Stock in connection with such awards. Under the Incentive Plan, incentive stock options may not be granted at less than market value on the date of grant. At December 31, 1997, there were 350,027 options outstanding under the Plan, granted at fair market value at date of grant, including 138,027 granted and 148,000 canceled in 1997. As of December 31, 1997, no options had been exercised. In 1996, 190,000 options were granted and 81,000 were canceled. At December 31, 1997, 60,800 options are exercisable and
289,227 options are not exercisable as they have not yet vested.   The options
outstanding at December 31, 1997 are exercisable at prices ranging from $1.563 to $6.50 per share for a total exercise price of $855,187.

         During 1995 and 1994, the Compensation Committee granted rights under the Executive Stock Purchase Plan permitting certain employees to purchase shares of common stock. Under this Plan, there were 50,000 shares of Class A common stock and 0 shares of Class B common stock reserved at December 31, 1997.

         The Company has adopted the 1994 Stock Option Plan for Outside Directors. Under this plan each director (other than employees, former employees or immediate family members of current or former employees) automatically will receive on the day following each annual meeting of stockholders options to purchase 1,000 shares of Class A common stock which vest immediately. Such options have an exercise price equal to 100% of the fair market value of the Class A Common Stock at the date of grant. Subsequent to the Company's initial public offering, options for 2,000 shares of Class A common stock were granted at $9 per share (fair market value at date of grant). The day following the 1997, 1996 and 1995 annual meetings of stockholders, 3,000 additional shares of class A common stock each year were granted to outside directors. At December 31, 1997, 11,000 shares were exercisable under this plan.

         Effective December 28, 1995, the Company's Board of Directors adopted the 1995 Cash Incentive Plan. Awards shall be granted by the Company's Compensation Committee and any award shall be expressed in a number of units payable only in cash. Vesting is one-fifth of the units of an award on each anniversary of the date of grant until vested in full. Participants shall become vested in full six months after the occurrence of a change in control (as defined by the agreement) of the Company. The value of all units shall be measured as the difference between the fair market value of the Company's stock on the grant date and the fair market value of the Company's stock on any given date subsequent to the grant date. To the extent the fair market value of the stock exceeds the fair market value at the date of grant, compensation expense will be charged to the Company's statement of operations. As of December 31, 1997, 127,500 awards have been granted. At December 31, 1997, no liability or provision has been made as there was no increase in the fair market value of the stock between the grant date and the end of the year.

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

         For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted in 1997, 1996 and 1995, respectively; annual dividends of zero for each year, expected volatility of 70% for each year, risk-free interest rate equal to the yield of a five year government bond on the various option issuance dates, and expected life of 5 years for all grants. The weighted-average fair value of the stock options granted in 1997, 1996 and 1995 was $1.01, $.83 and $1.99, respectively.

         Under the above model, the total value of stock options granted in 1997, 1996 and 1995 was $142,000, $161,000 and $193,000, respectively, which would be amortized ratably on a pro forma basis over the five year option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income (loss) and income (loss) per share would have been $543,000 and $.10 in 1997, $(3,778,000) and $(.69) in 1996 and $(2,091,000) and $(.38) in 1995. The SFAS No. 123
method of accounting does not apply to options granted prior to January 1, 1995, and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules of the Company are set forth herewith:

                             INTEGRITY INCORPORATED
        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            Additions
                                                                -------------------------------
                                  Balance at      Charged to
                                    Beg. of       costs and       Charged to                       Balance at end
             Description            Period         expenses     other Accounts    Deductions(1)       of Period
       ------------------------------------------------------------------------------------------------------------
       1993
       Allowance for returns
       and doubtful accounts            $  925        $ 6,340                           $(5,901)           $ 1,363

       1994
       Allowance for returns
       and doubtful accounts             1,363          7,770                            (7,714)             1,419

       1995
       Allowance for returns
       and doubtful accounts             1,419         10,090                            (9,833)             1,676

       1996
       Allowance for returns
       and doubtful accounts
                                         1,676          7,311                            (7,303)             1,684

       1997
       Allowance for returns
       and doubtful accounts
                                         1,684          5,174                            (6,046)               812

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

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                       EXHIBIT DESCRIPTION
------------------------------------------------------------------------------------------------------
    3(i)      Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No.
              33-84584) filed on September 29, 1994).

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

    10.4      Loan and Security Agreement, dated as of August 2, 1996, by and among Integrity
              Incorporated and Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.5      Stock Pledge Agreement, dated as of August 2, 1996, by Integrity Incorporated in favor of Creditanstalt Corporate Finance, Inc., (incorporated by reference from
              Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1996).

    10.6      Conditional Assignment and Trademark Security Agreement, dated August 2, 1996, between Integrity Incorporated and Creditanstalt Corporate Finance, Inc.
              (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1996).

    10.7      Collateral Assignment and Agreement, dated as of August 2, 1996, by and between
              Integrity Incorporated and Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996).

    10.8      Copyright Security Agreement, dated as of August 2, 1996, made by Integrity
              Incorporated in favor of Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996).

    10.9      Warrant Agreement, dated August 2, 1996, made by Integrity Incorporated in favor of
              Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996).

    10.10     Product Distribution Agreement by and between Integrity Incorporated and Word, Inc., dated as of April 1, 1996. (The foregoing is the subject of a request for confidential treatment.) (incorporated by reference from Exhibit 10.7 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    10.11     First Amendment to Loan and Security Agreement, dated as of February 14, 1997,  by and among Integrity Incorporated and Creditanstalt Corporate Finance, Inc.
              (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1996).

    10.12     Amended and Restated Stock Pledge Agreement, dated as of January 22, 1997, by
              Integrity Incorporated in favor of Creditanstalt Corporate Finance, Inc.
              (incorporated by reference from Exhibit 10.15 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1996).
              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    10.13     Integrity Music, Inc. Profit Sharing Plan (incorporated by reference from Exhibit
              10.42 to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and
              amendments thereto, originally filed on May 6, 1994).

    10.14     1994 Management Incentive Plan (incorporated by reference from Exhibit 10.43 to the
              Registrant's Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.15     Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference) from
              Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-
              86126) filed on November 7, 1994).

    10.16     Form of Stock Option Agreement under the Integrity Music, Inc. Long-Term Incentive
              Plan (incorporated by reference from Exhibit 10.45 to the Registrant's Registration
              Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.17     Integrity Music, Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8
              (File No. 33-86128) filed on November 7, 1994).

    10.18     Form of Indemnification Agreement (incorporated by reference from Exhibit 10.47 to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and
              amendments thereto, originally filed on May 6, 1994).

    10.19     Integrity Music, Inc. Employee Stock Purchase Plan (incorporated by reference from
              Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-
              84584) filed on September 29, 1994).

    10.20     Integrity Music, Inc. 401(k) Employee Savings Plan (incorporated by reference from
              Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1995).

    10.21     Amendment Number three to the Integrity Music, Inc. 401(k) Employee Savings Plan,
              dated as of April 2, 1997 (incorporated by reference from Exhibit 10.29 to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

    10.22     Defined Contribution Master Plan and Trust Agreement relating to Non-Standardized
              Profit Sharing Plan (incorporated by reference from Exhibit 10.51 to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

    10.23     Form of Key Employee Change in Control Agreement (incorporated by reference from
              Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995).

    10.24     Integrity Incorporated 1995 Cash Incentive Plan  (incorporated by reference from
              Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995).

    10.25     Integrity Incorporated Severance Agreement  (incorporated by reference from Exhibit
              10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
              1995).

    10.26     Employment Agreement by and among Integrity Incorporated and Jerry Weimer dated as of
              March 28, 1996 (incorporated by reference from Exhibit 10.28 to the Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1996).

     21       Subsidiaries of the Registrant

     23       Consent of Price Waterhouse LLP.

     27       Financial Data Schedule (for SEC only)

(B)  REPORTS ON FORM 8-K

   The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 1998.


                                        INTEGRITY INCORPORATED




                                        BY:  /S/ P. MICHAEL COLEMAN
                                           --------------------------
                                        P. Michael Coleman
                                              Chairman, President and
                                              Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 13, 1998.

                       Signature                                                 Title
                       ---------                                                 -----
                 /s/ P. Michael Coleman
             -------------------------------
                   P. Michael Coleman                     Chairman, President and Chief Executive Officer
                                                          (Principal Executive Officer)
                /s/ Alison S. Richardson
             -------------------------------
                  Alison S. Richardson                    Senior Vice President, Administration and Finance
                                                          (Principal Financial and Accounting Officer)
                  /s/ Jean C. Coleman
             -------------------------------
                    Jean C. Coleman                       Director

                   /s/ John B. Ellis
             -------------------------------
                     John B. Ellis                        Director

                 /s/ Charles V. Simpson
             -------------------------------
                   Charles V. Simpson                     Director

                 /s/ Heeth Varnedoe III
             -------------------------------
                   Heeth Varnedoe III                     Director