Form 10-Q
period 1998-03-31
INTEGRITY INC
filed 1998-05-15
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    March 31, 1998   Commission File No. 0-24134
                                  --------------                       -------


                             INTEGRITY INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     63-0952549
         --------                                     ----------
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

Yes   X    No
    -----     -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                          Outstanding at May 11, 1998
-----                                          ---------------------------
Class A Common Stock, $.01 par value                    2,079,000
Class B Common Stock, $.01 par value                    3,435,000

Part 1   FINANCIAL INFORMATION
         Item 1.  Financial Statements

                             INTEGRITY INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                                               Mar 31, 1998   Dec 31, 1997
                                                                                                     ------------   ------------
Current Assets
     Cash                                                                                               $   554        $   523
     Trade receivables, less allowance for returns and doubtful accounts of $931 and $812                 4,609          4,258
     Other receivables                                                                                    1,851          2,033
     Inventories                                                                                          5,716          5,303
     Other current assets                                                                                 2,574          2,927
                                                                                                        -------        -------
          Total current assets                                                                           15,304         15,044
 Property and equipment, net of accumulated depreciation of $3,214 and $3,085                             3,483          3,499
 Product masters, net of accumulated amortization of $8,101 and $7,537                                    8,479          8,618
 Non-compete agreement, net of accumulated amortization of $1,169 and $1,130                                 81            120
 Other assets                                                                                             3,349          3,494
                                                                                                        -------        -------
          Total assets                                                                                  $30,696        $30,775
                                                                                                        =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                                                                  $ 2,074        $ 1,838
     Accounts payable and accrued expenses                                                                2,199          3,110
     Royalties payable                                                                                    1,240            908
     Other current liabilities                                                                              356            237
                                                                                                        -------        -------
          Total current liabilities                                                                       5,869          6,093
 Long-term debt                                                                                          13,024         13,279
 Other long-term liabilities                                                                                139            207
                                                                                                        -------        -------
          Total liabilities                                                                              19,032         19,579
                                                                                                        -------        -------
Stockholders' Equity
     Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding
     Class A common stock, $.01 par value; 7,500,000 shares authorized;                                      21             21
               2,079,000 shares issued and outstanding
     Class B common stock, $.01 par value, 10,500,000 shares authorized;                                     34             34
               3,435,000 shares issued and outstanding
     Additional paid-in capital                                                                          13,428         13,428
     Accumulated deficit                                                                                  1,848          2,303
     Equity adjustments from foreign translation                                                             29             16
                                                                                                        -------        -------
          Total stockholders' equity                                                                     11,664         11,196
                                                                                                        -------        -------
               Total liabilities and stockholders' equity                                               $30,696        $30,775
                                                                                                        =======        =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                Quarter Ended
                                                                  March 31
                                                           ----------------------
                                                             1998           1997
                                                           -------        -------
Net sales                                                  $ 8,951        $ 8,103
Cost of sales                                                3,997          3,710
                                                           -------        -------
Gross profit                                                 4,954          4,393

Marketing and fulfillment expenses                           1,655          1,635
General and administrative expenses                          2,416          1,951
                                                           -------        -------
     Income from continuing operations                         883            807
Other expense
     Interest expense, net                                     377            446
     Other expense                                              45             63
                                                           -------        -------
Income before taxes                                            461            298
Provision for income taxes                                       6            114
                                                           -------        -------
Net income                                                 $   455        $   184
                                                           =======        =======
BASIC EPS
Income from continuing operations                          $  0.16        $  0.15
Net income                                                 $  0.08        $  0.03
DILUTED EPS
Income from continuing operations                          $  0.16        $  0.15
Net income                                                 $  0.08        $  0.03
Weighted average number of shares outstanding                5,514          5,514
                                                           =======        =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        ADDITIONAL     RETAINED        EQUITY           TOTAL
                                    CLASS A            CLASS B           PAID-IN       EARNINGS      ADJUSTMENTS
                                  COMMON STOCK       COMMON STOCK        CAPITAL                        FROM
                                SHARES   AMOUNT     SHARES   AMOUNT                                  TRANSLATIONS
Balance, Jun 30, 1996         2,079,000    $21    3,435,000     $34      $12,035       $    415       $ (198)          $12,307
Net income (loss)                                                                            39                             39
Issuance of stock warrants                                                 1,393                                         1,393
Translation Adjustments                                                                                  167               167
                              ---------    ---    ---------     ---      -------       --------       ------          --------
Balance, Sep 30, 1996         2,079,000     21    3,435,000      34       13,428            454          (31)           13,906
Net income (loss)                                                                        (3,399)                        (3,399)
Translation Adjustments                                                                                  (20)              (20)
                              ---------    ---    ---------     ---      -------       --------       ------          --------
Balance, Dec 31, 1996         2,079,000     21    3,435,000      34       13,428       $ (2,945)         (51)           10,487
Net income                                                                                  184                            184

Translation Adjustments       ---------    ---    ---------     ---      -------       --------       ------          --------
Balance, Mar 31, 1997         2,079,000     21    3,435,000      34       13,428         (2,761)         (51)           10,671
Net income                                                                                 (163)                          (163)
Translation Adjustments                                                                                  (12)              (12)
                              ---------    ---    ---------     ---      -------       --------       ------          --------
Balance, Jun 30, 1997         2,079,000     21    3,435,000      34       13,428         (2,924)         (63)           10,496
Net income                                                                                  275                            275
Translation Adjustments                                                                                   52                52
                              ---------    ---    ---------     ---      -------       --------       ------          --------
Balance, Sep 30, 1997         2,079,000     21    3,435,000      34       13,428         (2,649)         (11)           10,823
Net income                                                                                  346                            346
Translation Adjustments                                                                                   27                27
                              ---------    ---    ---------     ---      -------       --------       ------          --------
Balance, Dec 31, 1997         2,079,000     21    3,435,000      34       13,428         (2,303)          16            11,196
Net income                                                                                  455                            455
Translation Adjustments                                                                                   13                13
                              ---------    ---    ---------     ---      -------       --------       ------          --------
Balance, Mar 31, 1998         2,079,000    $21    3,435,000     $34      $13,428       $ (1,848)      $   29           $11,664

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  THREE MONTHS ENDED
                                                                                              MAR 31, 1998   MAR 31, 1997
                                                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $   455        $   184
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                                                    233            152
  Amortization of product masters and other                                                        564            765
  Allowance for returns and doubtful accounts                                                      119           (185)
  Changes in operating assets and liabilities
    Increase in trade receivables                                                                 (470)          (653)
    (Increase) decrease in other receivables                                                       181           (179)
    Decrease in inventories                                                                       (413)            76
    Decrease in prepaid and other assets                                                           366            273
    Decrease in accounts payable and accrued expenses                                             (911)          (845)
    Increase in royalties payable                                                                  332            752
    Increase (decrease) in other current liabilities and deferred revenue                          110            466
                                                                                               -------        -------
      Net cash provided by operating activities                                                    566            806
                                                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                            (114)          (114)
    Payments for product masters                                                                  (425)          (871)
    Decrease in other assets                                                                        82             (2)
                                                                                               -------        -------
    Net cash used in investing activities                                                         (457)          (987)
                                                                                               -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line of credit                                                              418           (480)
  Proceeds from issuance of long-term debt
  Principal payments on debt                                                                      (496)          (275)
                                                                                               -------        -------
    Net cash (used) provided by financing activities                                               (78)          (755)
                                                                                               -------        -------
Effect of foreign currency rate fluctuations on cash
(Decrease) increase in cash                                                                         31           (936)
CASH BEGINNING OF PERIOD                                                                           523          1,131
                                                                                               -------        -------
CASH END OF PERIOD                                                                             $   554        $   195
                                                                                               =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
  Interest                                                                                     $   342        $   477
                                                                                               =======        =======
  Income taxes                                                                                 $     0        $     0
                                                                                               =======        =======

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)

BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Incorporated (the "Company" or "Integrity") is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and print music. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and in over 130 other countries worldwide.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report, dated December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

EARNINGS PER SHARE OF COMMON STOCK

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

LONG TERM DEBT

         In August 1996, the Company entered into a $19 million credit agreement with a financial institution. The credit agreement includes a $6 million revolving credit facility and $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender received warrants exercisable for up to 12.5% of the Company's Class A common stock. The warrants have an exercise price of $1.875 and expire in 10 years. Under the terms of the financing agreement, the lender cannot exercise the warrants for two years (unless the Company undergoes a change in control).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net revenue increased $848,000 or 10.5% to $9.0 million for the three months ended March 31, 1998, from $8.1 million for the three months ended March 31, 1997. This increase in sales revenue is attributable mainly to strong church, choral and hymnal sales, which increased 135% to $1.4 million versus $579,000 in the same period in 1997. Also contributing to the increase was copyright revenue, which increased by 13.0% over 1997. The retail division revenues increased by $20,000 to $2.589 million for the first quarter of 1998, compared to $2.569 million for the same period in 1997. The direct to consumer division sales decreased 5.0% and the international division's sales decreased 18.0% over the same period in 1997. New product sales in all divisions amounted to $1.9 million or 21.2% of net revenue for the three months ended March 31, 1998, versus $2.6 million or 32.2% of net revenue for the same period in 1997, due to fewer new product releases in the first quarter.

         Gross profit increased 12.8% to $5.0 million for the three months ended March 31, 1998, from $4.4 million for the same period in 1997. Gross profit as a percentage of sales increased to 55.3% for the three months ended March 31, 1998, from 54.2% for the same period in 1997. Lower manufacturing costs contributed to the increased margin.

         Marketing and fulfillment expenses increased 1.2% to $1.7 million or 18.5% of net sales for the three months ended March 31, 1998, as compared to $1.6 million or 20.2% of net sales for the same period in 1997. The increase in marketing and fulfillment expenses is partly attributable to research and development costs of new direct to consumer programs.

         General and administrative expenses increased to $2.4 million or 27.0% of net sales for the three months ended March 31, 1998, as compared to $2.0 million or 24.1% of net sales for the same period in 1997. The increase is attributable mainly to increases in compensation expense.

         Interest expense decreased to $377,000 for the three months ended March 31, 1998, as compared to $446,000 for the same period in 1997. The decrease was the result of lower average debt levels in the first three months of 1998. The average interest rates for the three months ended March 31, 1998 and 1997 were 9.9% and 9.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations, although such funds also have been supplemented by borrowing under a line of credit and term notes as needed.

         Cash generated from operations totaled $566,000 and $806,000 in the three months ended March 31, 1998 and 1997, respectively. Payments for marketing research contributed to the decrease in cash generated from operations for the three months ended March 31, 1998. The use of cash will vary from quarter to quarter based on product releases and scheduled marketing promotions.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns and collections of the Company. Due to the nature of sales through direct to consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the three months ended March 31, 1998 and the same period in 1997, the amounts charged against income for returns and allowances for doubtful accounts were $1.3 million and $1.4 million, respectively.

         Capital expenditures totaled $114,000 for each of the three month periods ended March 31, 1998 and 1997. Capital expenditures during 1998 included computer equipment and capital repairs on existing buildings. Other significant uses of cash were $330,000 and $871,000 for product master development for the three months ended March 31, 1998 and 1997, respectively.

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

       10.1   Operating Agreement of Celebration Hymnal, LLC, dated
              October 14, 1997, by and among the Members (as therein defined)
              (subject to a request for confidential treatment).

       27     Financial Data Schedule (for SEC use only)

              (B)    REPORT ON FORM 8-K

              There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INTEGRITY INCORPORATED




Date: May 11, 1998                  /s/ P. Michael Coleman
------------------                  ----------------------
                                    P. Michael Coleman
                                    Chairman, President and
                                    Chief Executive Officer



Date: May 11, 1998                  /s/ Alison S. Richardson
------------------                  ------------------------
                                    Alison S. Richardson
                                    Sr. Vice President, Finance & Administration

                                    EXHIBITS

      EXHIBIT
      NUMBER                   EXHIBIT DESCRIPTION
      ------                   -------------------
       10.1   Operating Agreement of Celebration Hymnal, LLC, dated
              October 14, 1997, by and among the Members (as therein defined)
              (subject to a request for confidential treatment).
       27     Financial Data Schedule (for SEC use only).