Form 10-Q
period 1998-06-30
INTEGRITY INC
filed 1998-08-10
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended   June 30, 1998     Commission File No. 0-24134
                                 -------------                         -------

                             INTEGRITY INCORPORATED
             (Exact name of registrant as specified in its charter)

         Delaware                                             63-0952549
         --------                                             ----------
         (State or other jurisdiction of                     (IRS Employer
           incorporation or organization)                  Identification No.)

                                 1000 Cody Road
                              Mobile, Alabama 36695
                  (Address of principal executive offices, zip)


                                 (334) 633-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


Yes       X       No
        -----         -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                          Outstanding at August 7, 1998
-----                                          -----------------------------
Class A Common Stock, $0.01 par value                  2,079,000
Class B Common Stock, $0.01 par value                  3,435,000

FINANCIAL INFORMATION
Item 1.  Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                         Jun 30, 1998  Dec 31, 1997
                                                                         ------------  ------------
ASSETS
Current Assets
   Cash                                                                     $   517      $   523
   Trade receivables, less allowance for returns and doubtful accounts        5,672        4,258
   of $1,127 and $812
   Other receivables                                                          2,152        2,033
   Inventories                                                                4,228        5,303
   Other current assets                                                       2,699        2,927
                                                                            =======      =======
      Total current assets                                                   15,268       15,044

   Property and equipment, net of accumulated depreciation                    3,473        3,499
   of $4,118 and $3,085
   Product masters, net of accumulated amortization                           8,658        8,618
   of $9,325 and $7,537
   Non-compete agreement, net of accumulated amortization                        40          120
   of $1,210 and $1,130
   Other assets                                                               3,316        3,494
                                                                            -------      -------
      Total assets                                                          $30,755      $30,775
                                                                            =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                        $ 1,833      $ 1,838
   Accounts payable and accrued expenses                                      2,276        2,156
   Royalties payable                                                            399          908
   Other current liabilities                                                    587          237
                                                                            -------      -------
      Total current liabilities                                               5,095        5,139

Long Term Debt                                                               12,592       13,279
Deferred revenue                                                                133          207
                                                                            -------      -------
         Total liabilities                                                   17,820       18,625
                                                                            -------      -------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized,                    0            0
   none issued and outstanding
   Class A common stock, $.01 par value; 7,500,000 shares authorized;            21           21
   2,079,000 shares issued and outstanding
   Class B common stock, $.01 par value; 10,500,000 shares authorized;           34           34
   3,435,000 shares issued and outstanding
   Additional paid-in capital                                                13,428       13,428
   Accumulated deficit                                                        1,674        2,303
   Minority interest                                                          1,104          954
   Equity adjustments from foreign translation                                   22           16
                                                                            -------      -------
      Total stockholders' equity                                             12,935       12,150
                                                                            -------      -------
         Total liabilities and stockholders' equity                         $30,755      $30,775
                                                                            =======      =======

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                         Quarter Ended                  Six Months
                                                            June 30                   Ended June 30
                                                      1998         1997          1998        1997
                                                      ----         ----          ----        ----
Net sales                                          $  8,837      $  7,819      $ 17,788    $ 15,923

Cost of sales                                         4,028         3,500         8,025       7,210
                                                   --------      --------      --------    --------
Gross profit                                          4,809         4,319         9,763       8,713

Marketing and fulfillment expenses                    1,734         1,924         3,389       3,559

General and administrative expenses                   2,330         2,290         4,746       4,241
                                                   --------      --------      --------    --------
   Income from continuing operations                    745           105         1,628         913

Other expense (income)
   Interest expense, net                                400           433           777         879

   Other expense (income)                               (22)          (22)            4          42

   Minority interest                                    174             0           193           0
                                                   --------      --------      --------    --------
Income before taxes                                     193          (306)          654          (8)

Provision for (benefit from) income taxes                19          (143)           25         (27)
                                                   --------      --------      --------    --------

Net income (loss)                                  $    174      $   (163)     $    629    $     19
                                                   ========      ========      ========    ========

BASIC EPS
Income from continuing operations                  $   0.14      $   0.02      $   0.30    $   0.17

Net income                                         $   0.03      $  (0.03)     $   0.11    $   0.00

DILUTED EPS
Income from continuing operations                  $   0.14      $   0.02      $   0.30    $   0.17

Net income                                         $   0.03      $  (0.03)     $   0.11    $   0.00

Weighted average number of shares outstanding         5,514         5,514         5,514       5,514
                                                   ========      ========      ========    ========

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                   Class A          Class B         Additional  Retained   Equity Adj.  Minority         Total
                                 Common Stock     Common Stock       Paid-In    Earnings      From      Interest
                                                                     Capital             Translations
                               Shares    Amount  Shares    Amount
                               ------    ------  ------    ------
Balance, Jun 30, 1996         2,079,000   $21   3,435,000    $34     $12,035       $415     $(198)          $0          $12,307
Net income (loss)                                                                    39                                      39
Issuance of stock warrants                                                                                                1,393
Translation adjustments                                                                        167                          167
Balance, Sep 30, 1996         2,079,000    21   3,435,000     34       1,393        454       (31)                       13,906
Net income (loss)                                                               (3,399)                                 (3,399)
Translation adjustments                                                                       (20)                         (20)
Balance, Dec 31, 1996         2,079,000    21   3,435,000     34      13,428    (2,945)       (51)                       10,487
Net income                                                                          184                                     184
Translation adjustments                                                                                                       0
Balance, Mar 31, 1997         2,079,000    21   3,435,000     34      13,428    (2,761)       (51)                       10,671
Net income                                                                        (163)                                   (163)
Translation adjustments                                                                       (12)                         (12)
Balance, Jun 30, 1997         2,079,000    21   3,435,000     34      13,428    (2,924)       (63)                       10,496
Net income                                                                          275                                     275
Translation adjustments                                                                         52                           52
Balance, Sep 30, 1997         2,079,000    21   3,435,000     34      13,428    (2,649)       (11)                       10,823
Net income                                                                          346                                     346
Translation adjustments                                                                         27                           27
Balance, Dec 31, 1997         2,079,000    21   3,435,000     34      13,428    (2,303)         16                       11,196
Net income                                                                          455                                     455
Translation adjustments                                                                         13                           13
Balance, Mar 31, 1998         2,079,000    21   3,435,000     34      13,428    (1,848)         29                       11,664
Net income                                                                          174                                     174
Minority interest                                                                                        1,104            1,104
Translation adjustments                                                                        (7)                          (7)
Balance, Jun 30, 1998         2,079,000   $21   3,435,000    $34     $13,428   $(1,674)        $22      $1,104          $12,935

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           Six Months Ended
                                                                                     Jun 30, 1998   Jun 30, 1997
                                                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $   629       $    19
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                          466           298
   Amortization of product masters                                                      1,080         1,914
   Allowance for returns and doubtful accounts                                            316          (263)
   Changes in operating assets and liabilities
      Increase in trade receivables                                                    (1,729)          (50)
      Increase in other receivables                                                      (120)         (537)
      Decrease in inventories                                                           1,075           190
      Decrease in prepaid assets                                                          228           918
      Increase (decrease) in accounts payable and accrued expenses                         78          (965)
      (Decrease) increase in royalties payable                                           (509)          451
      Increase in other current liabilities and deferred revenue                          334           176
      Equity adjustments from translation                                                   6           (12)
                                                                                      -------       -------
         Net cash provided by operating activities                                      1,854         2,139
                                                                                      =======       =======

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                    (182)         (205)
   Payments for product masters                                                        (1,120)       (1,403)
   Decrease in other assets                                                                 0          (175)
                                                                                      -------       -------
   Net cash used in investing activities                                               (1,302)       (1,783)
                                                                                      =======       =======

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under line of credit                                                    575          (580)
   Proceeds from issuance of long-term debt                                                 0            --
   Principal payments on debt                                                          (1,326)         (610)
   Minority interest                                                                      193             0
                                                                                      -------       -------
      Net cash (used) provided by financing activities                                   (558)       (1,190)

(Decrease) increase in cash                                                                (6)         (834)
Cash beginning of period                                                                  523         1,131
                                                                                      -------       -------
Cash end of period                                                                    $   517       $   297
                                                                                      =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
   Interest                                                                           $   744       $   719
                                                                                      =======       =======
   Income taxes                                                                       $     0       $     0
                                                                                      =======       =======

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report, dated December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

EARNINGS PER SHARE OF COMMON STOCK

         The company adopted SFAS 128, "Earnings per Share" effective December 31, 1997. SFAS 128 requires that earnings per share be presented as basic earnings per share which is computed by dividing income available to common stockholders by the weighted average of common shares outstanding for the period and diluted earnings per share which is calculated by dividing income available to common stockholders by weighted average of common shares outstanding assuming issuance of potential dilutive common shares related to options, warrants, convertible debt, or other stock agreements. All earnings per share amounts have been presented in accordance with the provisions of this statement. Additionally, all prior years presented have been restated in accordance with the provisions of this statement.


LONG TERM DEBT

         In August 1996, the Company entered into a $19 million credit agreement with a financial institution. The credit agreement includes a $6 million revolving credit facility and $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender received warrants exercisable for up to 12.5% of the Company's Class A common stock. The warrants have an exercise price of $1.875 and expire in 10 years. Under the terms of the financing agreement, the warrants become exercisable in August 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net revenue increased $1.9 million or 11.7% to $17.8 million for the six months ended June 30, 1998, from $15.9 million during the six months ended June 30, 1997. This increase in sales revenue is attributable to strong sales in the church/choral and hymnal divisions. Sales in the church/choral division increased $600,000 or 54.5% to $1.7 million compared to $1.1 million in the same period in 1997 due to strong releases in the first half of the year and increased market share with an expanded auto-release program to targeted churches and church leaders. Sales in the hymnal division increased $1.3 million or 488% to $1.6 million compared to $267,000 for the same period in 1997 due to a full year of sales. The Celebration Hymnal was released in April of 1997. Sales in the retail division decreased 4.3% to $4.4 million compared to $4.6 million for the same period in 1997 due to delays in shipping resulting from a change in operating systems by the Company's retail distributor in the first half of the year. The conversion is now complete and the Company does not anticipate any further delays as a result of the conversion at this time. Copyright revenue increased 19% to $1.8 million and direct to consumer revenue decreased 6.8% to $4.2 million. New product sales in all divisions amounted to $4.8 million or 26.9% of net revenue for the six months ended June 30, 1998 versus $4.3 million or 27.0% of net revenue for the same period in 1997. For the quarter ended June 30, 1998, total net revenue increased $1.0 million or 13.0% to $8.8 million, from $7.8 million in the same period in 1997. The increase is due mainly to increased sales in the church/choral and hymnal divisions with continued sales of the Celebration Hymnal and sales from newly released ancillary products that accompany the Hymnal.

         Gross profit increased 12.1% to $9.8 million for the six months ended June 30, 1998 from $8.7 million for the same period in 1997. Gross profit as a percentage of sales increased to 54.9% for the six months ended June 30, 1998, from 54.7% for the same period in 1997. Second-quarter results as compared with the prior year period reflected an increase in gross profit of 11.4% to $4.8 million, from $4.3 million for the same period in 1997. For the quarter ending June 30, 1998, gross profit as a percentage of sales decreased to 54.4%, compared to 55.2% for the same period in 1997.

         Marketing and fulfillment expenses decreased 4.8% to $3.4 million or 19.1% of net sales for the six months ended June 30, 1998, as compared with $3.6 million or 22.3% of net sales for the same period in 1997. For the quarter ended June 30, 1998, marketing and fulfillment expenses were $1.7 million or 19.6% of net sales, compared to $1.9 million or 24.6% of net sales for the same period in 1997. The decrease in marketing and fulfillment expenses is partly attributable to fewer but more productive and targeted marketing expenses in the direct to consumer division.

         General and administrative expenses increased to $4.7 million or 26.7% of net sales for the six months ended June 30, 1998 as compared to $4.2 million or 26.6% of net sales for the same period in 1997. For the quarter ended June 30, 1998, general and administrative expenses were $2.3 million or 26.4% of net sales, compared to $2.3 million or 29.3% of net sales for the same period in 1997. The increase from the 1997 period is mainly attributable to compensation expense.

         Interest expense decreased to $777,000 for the six months ended June 30, 1998 as compared with $879,000 for the same period in 1997. The decrease was the result of lower average debt levels in the first six months of 1998. The average interest rates for the six months ended June 30, 1998 and 1997 were 8.8% and 9.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations, although such funds have also been supplemented by borrowing under a line of credit and term notes as needed.

         Cash generated from operations totaled $1.9 and $2.1 million in the six months ended June 30, 1998 and 1997, respectively. Increase in accounts receivable was the primary contributor to the decrease in cash generated from operations for the six months ended June 30, 1998. The use of cash will vary from quarter to quarter based on product releases and scheduled marketing promotions.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns and collections of the Company. Due to the nature of sales through direct to consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the six months ended June 30, 1998 and the same period in 1997 the amounts charged against income for returns and allowances for doubtful accounts were $2.6 million and $2.5 million, respectively.

         Capital expenditures totaled $182,000 and $205,000 for the six month periods ended June 30, 1998 and 1997, respectively. Capital expenditures made during 1998 included computer equipment and capital repairs on existing buildings.

         Other significant uses of cash were $1.1 million and $1.4 million for product master development for the six months ended June 30, 1998 and 1997, respectively. Product masters, which include sound recordings, print masters and video masters, both live action and animated, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. The cost of producing a product master includes the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, cost for the use of the equipment to record and produce the master and studio facility charges. Current book value for product masters is $8.7 million. From time to time, the Company analyzes the book value of its product masters and adjusts, as necessary, for those product masters not expected to recoup recording costs. Write-downs to the value of product masters for the years ended December 31, 1997, 1996 and 1995 were $0, $1.7 million and $659,000, respectively.

PART II   OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on May 6, 1998, the following matters were brought before and voted upon by the stockholders:

1. A proposal to elect the following to the Board of Directors to serve until the 1999 annual meeting:


                                       Class A Common Stock
                                     For            Withhold Authority             Non-Votes
                                     ---            ------------------             ---------
P. Michael Coleman                1,837,032                6,500                    235,468
Jean C. Coleman                   1,842,332                1,200                    235,468
John B. Ellis                     1,837,032                6,500                    235,468
Charles V. Simpson                1,837,032                6,500                    235,468
Heeth Varnedoe, III               1,842,532                1,000                    235,468

                                       Class B Common Stock
                                     For            Withhold Authority             Non-Votes
                                     ---            ------------------             ---------
P. Michael Coleman                3,435,000                  0                         0
Jean C. Coleman                   3,435,000                  0                         0
John B. Ellis                     3,435,000                  0                         0
Charles V. Simpson                3,435,000                  0                         0
Heeth Varnedoe, III               3,435,000                  0                         0


2. A proposal to ratify the selection of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ending December 31, 1998:



For                        Against     Class A     Abstain     Non-Votes
---                        -------     -------     -------     ---------
1,842,532                   1,000                     0         235,468

For                        Against     Class B     Abstain     Non-Votes
---                        -------     -------     -------     ---------
3,435,000                     0                       0            0

ITEM 5 - OTHER INFORMATION

         On the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company reported that it had failed to meet one of the new requirements for maintenance of the listing of its shares on the Nasdaq National Market. This new requirement states that the value of its publicly traded shares be $5 million. The new listing and maintenance requirements went into effect February 23, 1998. The Company further indicated it had elected to transfer its listing to the Nasdaq SmallCap Market. The company was given 90 days to regain compliance with the new maintenance requirement, the 90-day period ending on May 28, 1998. The Company did regain compliance for 11 days during this period.

         On April 24, 1998, the Company announced through a press release that it would suspend the process for listing on the Nasdaq SmallCap Market and would take advantage of any and all review and appeal processes available to continue trading its stock on the Nasdaq National Market. On May 29, 1998, Nasdaq issued a letter advising that unless the Company filed for an appeal, the Company's stock would be deslisted from the Nasdaq National Market. The Company filed an appeal and attended a hearing with Nasdaq's Board of Governors on July 24, 1998. As of the date of this filing, the results of the hearing are unknown.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                  (A) EXHIBITS
EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
3(i)              Certificate of Incorporation of the Registrant, as amended
                  (incorporated by reference from Exhibit 4(a) to the
                  Registrant's Registration Statement on Form S-8 (File No.
                  33-84584) filed on September 29, 1994).
3(i).1            Certificate of Amendment to the Certificate of Incorporation
                  of the Registrant, dated July 21, 1995, (incorporated by
                  reference from Exhibit 3(i).1 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995).
3(ii)             Bylaws of the Registrant, as amended (incorporated by
                  reference from Exhibit 3(ii) to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-78582), and amendments
                  thereto, originally filed on May 6, 1994).
27                Financial Data Schedule (for SEC use only)

                  (B) REPORT ON FORM 8-K
                  There were no reports on Form 8-K filed for the quarter ended
                  June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTEGRITY INCORPORATED


Date:  August 7, 1998                           /s/ P. Michael Coleman
---------------------                           ----------------------
                                                P. Michael Coleman
                                                Chairman, President and Chief
                                                Executive Officer


Date:  August 7, 1998                           /s/ Alison S. Richardson
---------------------                           ------------------------
                                                Alison S. Richardson
                                                Senior Vice President,
                                                Finance and Administration