Form 10-Q
period 1998-09-30
INTEGRITY INC
filed 1998-11-12
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                      September 30, 1998              Commission File No. 0-24134
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

                                 1000 Cody Road
                             Mobile, Alabama 36695
                             ---------------------
                 (Address of principal executive offices, zip)


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


Yes     X     No
      -----      -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at November 6, 1998
-----                                        -------------------------------
Class A Common Stock, $0.01 par value                    2,079,000
Class B Common Stock, $0.01 par value                    3,435,000

FINANCIAL INFORMATION
Item 1.  Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       Sep 30, 1998        Dec 31, 1997
                                                                                       ------------        ------------
                                                                                        (Unaudited)
ASSETS
Current Assets
   Cash                                                                                    $    939            $    523
   Trade receivables, less allowance for returns and doubtful accounts                        5,446               4,258
   of $746 and $812, respectively
   Other receivables                                                                          1,859               2,033
   Inventories                                                                                3,713               5,303
   Other current assets                                                                       2,610               2,927
                                                                                           --------            --------
      Total current assets                                                                   14,567              15,044

   Property and equipment, net of accumulated depreciation                                    3,434               3,499
   of $4,566 and $3,085, respectively
   Product masters, net of accumulated amortization                                           8,411               8,618
   of $10,173 and $7,537, respectively
   Other assets                                                                               3,226               3,614
                                                                                           --------            --------
      Total assets                                                                         $ 29,638            $ 30,775
                                                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of longterm debt                                                        $  1,806            $  1,838
   Accounts payable and accrued expenses                                                      1,861               2,156
   Royalties payable                                                                            736                 908
   Other current liabilities                                                                    402                 237
                                                                                           --------            --------
      Total current liabilities                                                               4,805               5,139

Long Term Debt                                                                               11,207              13,279
Deferred revenue                                                                                137                 207
                                                                                           --------            --------
         Total liabilities                                                                   16,149              18,625
                                                                                           --------            --------

Minority interest                                                                             1,250                 954
                                                                                           --------            --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized,                                    0                   0
   none issued and outstanding
   Class A common stock, $.01 par value; 7,500,000 shares authorized;                            21                  21
   2,079,000 shares issued and outstanding
   Class B common stock, $.01 par value; 10,500,000 shares authorized;                           34                  34
   3,435,000 shares issued and outstanding
   Additional paid-in capital                                                                13,428              13,428
   Accumulated deficit                                                                       (1,231)             (2,303)
   Cumulative translation account                                                               (13)                 16
                                                                                           --------            --------
      Total stockholders' equity                                                             12,239              11,196
                                                                                           --------            --------
         Total liabilities and stockholders' equity                                        $ 29,638            $ 30,775
                                                                                           ========            ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          Quarter Ended                      Nine Months
                                                              Sep 30                         Ended Sep 30
                                                      1998             1997             1998              1997
                                                      ----             ----             ----              ----
Net sales                                             $ 9,358          $ 8,551          $ 27,146          $ 24,474
Cost of sales                                           5,257            4,188            13,282            11,398
                                                      -------          -------          --------          --------
Gross profit                                            4,101            4,363            13,864            13,076

Marketing and fulfillment expenses                      1,276            1,731             4,666             5,290

General and administrative expenses                     1,910            1,749             6,656             5,990
                                                      -------          -------          --------          --------
   Income from operations                                 915              883             2,542             1,796

Other expenses
   Interest expense, net                                  348              495             1,125             1,374

   Other expenses                                          14               20                17                62
                                                      -------          -------          --------          --------
Income before taxes and minority interest                 553              368             1,400               360

Provision for income taxes                                  7               93                32                66
                                                      -------          -------          --------          --------

Income from consolidated companies
before minority interest                                  546              275             1,368               294

Minority interest                                         103                0               296                 0
                                                      -------          -------          --------          --------
Net income                                                443              275             1,072               294

Adjustments to determine comprehensive
Income
   Foreign currency translation
   adjustments                                            (35)             (20)              (29)               40
                                                      -------          -------          --------          --------
Comprehensive income                                  $   408          $   255          $  1,043          $    334
                                                      =======          =======          ========          ========

BASIC AND DILUTED EARNINGS PER SHARE
Net income                                            $  0.08          $  0.05          $   0.19          $   0.05
                                                      =======          =======          ========          ========
Weighted average number of shares                       5,514            5,514             5,514             5,514
outstanding                                           =======          =======          ========          ========



         The accompanying notes are an integral part of these condensed consolidated financial statements

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               Nine Months Ended
                                                                                        Sep 30, 1998        Sep 30, 1997
                                                                                         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $  1,072            $    294
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                 701                 834
   Amortization of product masters                                                             2,315               2,399
   Allowance for returns and doubtful accounts                                                   (66)               (379)
   Minority interest                                                                             296                   0
   Changes in operating assets and liabilities
      Increase in trade receivables                                                           (1,122)               (909)
      Decrease in other receivables                                                              174              (1,071)
      Decrease in inventories                                                                  1,590                 740
      Decrease in prepaid assets                                                                 317               1,242
      Increase (decrease) in accounts payable and accrued expenses                              (295)                464
      (Decrease) increase in royalties payable                                                  (172)              1,016
      Increase in other current liabilities and deferred revenue                                  95                 373
      Equity adjustments from translation                                                        (29)                 40
                                                                                            --------            --------
         Net cash provided by operating activities                                             4,876               5,043
                                                                                            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                           (251)               (235)
   Payments for product masters                                                               (2,108)             (2,277)
   Decrease (increase) in other non-current assets                                                 3                 (75)
                                                                                            --------            --------
   Net cash used in investing activities                                                      (2,356)             (2,587)
                                                                                            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments under line of credit                                                          (312)             (1,690)
   Principal payments on debt                                                                 (1,792)             (1,158)
                                                                                            --------            --------
      Net cash (used) provided by financing activities                                        (2,104)             (2,848)
                                                                                            --------            --------

(Decrease) increase in cash                                                                      416                (392)
Cash beginning of period                                                                         523               1,131
                                                                                            --------            --------
Cash end of period                                                                          $    939            $    739
                                                                                            ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
   Interest                                                                                 $    928            $  1,091
                                                                                            ========            ========
   Income taxes                                                                             $      0            $      0
                                                                                            ========            ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)


BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Incorporated (the "Company" or "Integrity") is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and print music. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity sells its products primarily through retail stores and direct to consumers throughout the United States and in over 140 other countries worldwide.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report, dated December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its subsidiaries, which include Integrity Music Pty. Ltd., Integrity Music Europe, Ltd., Integrity Media Asia Pte. Ltd. and Celebration Hymnal LLP. All significant accounts and transactions have been eliminated in consolidation.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs expensed for the nine months ended September 30, 1998 and 1997 approximated $3.5 million and $3.8 million, respectively.

PRODUCT MASTERS

         Product masters, which include sound recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. The costs of producing a product master, including the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges are capitalized.

EARNINGS PER SHARE OF COMMON STOCK

         The Company adopted SFAS 128, "Earnings per Share" effective December 31, 1997. SFAS 128 requires that the Company earnings per share be presented as
(i) basic earnings per share, which is computed by dividing income available to common stockholders by the weighted average of common shares outstanding for the period and (ii) diluted earnings per share, which is calculated by dividing income available to common stockholders by weighted average of common shares outstanding assuming issuance of potential dilutive common shares related to options, warrants, convertible debt, or other stock agreements.

LONG TERM DEBT

         The Company has a $19 million credit agreement with a financial institution, which includes a $6 million revolving credit facility and a $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender holds warrants exercisable for up to 12.5% of the Company's Class A common stock. The warrants have an exercise price of $1.875 and expire in 10 years. Under the terms of the financing agreement, the warrants became exercisable in August 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net revenue increased $2.7 million or 10.9% to $27.1 million for the nine months ended September 30, 1998, from $24.4 million during the nine months ended September 30, 1997. This increase in sales revenue is primarily attributable to strong sales in church/choral and hymnal products. Sales of church/choral products increased $907,000 or 47.6% to $2.8 million, compared to $1.9 million in the same period in 1997, due to strong releases in the first nine months of 1998 and increased market share through an expanded auto-release program to targeted churches and church leaders. Sales of hymnal products increased $1.6 million or 306% to $2.1 million compared to $526,000 in 1997, as the Company did not launch hymnal products until April of 1997. Retail/Special sales increased by $323,000 or 4.0% to $8.5 million, compared to $8.2 million for the same period in 1997. Copyright revenue increased 10.8% to $3.4 million from $3.1 million in the same period in 1997, and direct to consumer revenue decreased 8.4% to $5.6 million versus $6.2 million in the same period in 1997. New product sales in all divisions amounted to $7.1 million or 26.2% of net revenue for the nine months ended September 30, 1998 versus $6.9 million or 28.2% of net revenue for the same period in 1997. For the quarter ended September 30, 1998, total net revenue increased $807,000 or 9.4% to $9.4 million, from $8.6 million in the same period in 1997. The increase is due mainly to increased sales of church/choral and hymnal products with continued sales of the Celebration Hymnal and sales from newly released ancillary products that accompany the Hymnal.

         Gross profit increased to $13.9 million, or 51.1% of sales, as compared to $13.1 million, or 53.4% of sales, for the nine month periods ended September 30, 1998 and 1997, respectively. The gross profit for the third quarter decreased to $4.1 million, or 43.8% of sales, as compared to $4.4 million, or 51.0% of sales, for the same period in 1997. The decrease in gross profit as a percentage of sales in the quarter and the nine month periods is due to a charge of $700,000 to masters amortization and a sale of excess inventory of $395,000 at cost which occurred in the third quarter. The charge against product masters was the result of management's periodic estimates of the eventual realizability of certain production costs. The sale of excess inventory at cost involved no longer saleable inventory that does not compete with any other product, thereby reducing inventory levels and turning that into available working capital.

         Marketing and fulfillment expenses decreased 11.7% to $4.7 million or 17.2% of net sales for the nine months ended September 30, 1998, as compared with $5.3 million or 21.6% of net sales for the same period in 1997. For the quarter ended September 30, 1998, marketing and fulfillment expenses were $1.3 million or 13.6% of net sales, compared to $1.7 million or 20.3% of net sales for the same period in 1997. The decrease in marketing and fulfillment expenses is partly attributable to fewer but more productive and targeted marketing expenses in the direct to consumer division.

         General and administrative expenses increased to $6.7 million or 24.5% of net sales for the nine months ended September 30, 1998 as compared to $6.0 million or 24.5% of net sales for the same period in 1997. For the quarter ended September 30, 1998, general and administrative expenses were $1.9 million or 20.4% of net sales, compared to $1.7 million or 20.5% of net sales for the same period in 1997. The increase from the 1997 period is mainly attributable to compensation expenses, as the Company continues to invest in its infrastructure to support its growth plans.

         Interest expense decreased to $1.1 million for the nine months ended September 30, 1998 as compared with $1.4 million for the same period in 1997. The decrease was the result of lower average debt levels in the first nine months of 1998. The average interest rates for the nine months ended September 30, 1998 and 1997 were 9.58% and 9.75%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations, although such funds have also been supplemented by borrowing under a line of credit and term notes as needed. The Company believes that funds generated from operations, together with existing cash and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through the next twelve months.

         Cash generated from operations totaled $4.9 and $5.0 million in the nine months ended September 30, 1998 and 1997, respectively. The use of cash varies from quarter to quarter based on product releases and scheduled marketing promotions.

         In accordance with industry practice, the Company's music products are sold on a returnable basis. The Company's allowance for returns and doubtful accounts is based upon historical returns and collections of the Company. Due to the nature of sales through direct mail and consumer continuity programs, the Company has a somewhat higher product return and doubtful account exposure than other music companies where the majority of sales are in traditional retail markets. For the nine months ended September 30, 1998 and 1997, the provision for returns and doubtful accounts were $4.1 million and $3.1 million, respectively.

         Capital expenditures totaled $251,000 and $235,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Capital expenditures made during 1998 included computer equipment and capital improvements to existing buildings.

         Other significant uses of cash were $2.1 million and $2.3 million for product master development for the nine months ended September 30, 1998 and 1997, respectively. Product masters, which include sound recordings, print masters and video masters, both live action and animated, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. The cost of producing a product master includes the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, cost for the use of the equipment to record and produce the master and studio facility charges. Current book value for product masters is $8.4 million. From time to time, the Company analyzes the book value of its product masters and adjusts, as necessary, for those product masters not expected to recoup recording costs. Write-downs to the value of product masters for the nine month periods ended September 30, 1998 and 1997 were $700,000 and $0, respectively.

YEAR 2000

         The Company has implemented a program to identify, evaluate and address the impact of the Year 2000 on its information systems to insure that its network and software will manage the data involving date sensitive fields. The program includes evaluation and corrections to software, hardware, telephones, suppliers and distribution relationships. The Company believes all in-house software is Year 2000 compliant. All non-compliant hardware and telephones will be replaced in 1999 at a cost approximating $36,000. All major suppliers and distributors have made representations that they will be Year 2000 compliant in 1999.

         The Company expects the impact of the Year 2000 will not materially or adversely affect the Company's business or results of operations. No assurance can be given, however, that unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's business or results of operations. In addition, if the Company's clients or significant suppliers and contractors do not successfully achieve Year 2000 compliance, the Company's business and results of operations could be materially and adversely affected, resulting from, among other things, the Company's inability to properly exchange and/or receive data with its clients.

         The Company has not yet established a contingency plan to handle Year 2000 issues. The Company's program to identify, evaluate and address the impact of the Year 2000 on its information systems will also seek to establish such a contingency plan by December 31, 1998.


RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customer. The Company is required to disclose this information for the first time when it publishes its 1998 annual report. Management is in the process of evaluating the segment disclosures for purposes of reporting under SFAS No. 131. Management has not determined what impact the adoption of SFAS No. 131 will have on the consolidated results of operations, financial condition or cash flows of the Company.

PART II  OTHER INFORMATION

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

         On April 24, 1998, the Company announced through a press release that it would suspend the process for listing on The Nasdaq SmallCap Market and would take advantage of any and all review and appeal processes available to continue trading its stock on The Nasdaq National Market. On May 29, 1998, Nasdaq issued a letter advising that unless the Company filed for an appeal, the Company's stock would be delisted from The Nasdaq National Market. The Company filed an appeal and attended a hearing on July 24, 1998. The Company's appeal remained under consideration for two months following that hearing. On September 29, 1998, The Nasdaq Stock Market notified the Company that the Company's securities would be moved to The Nasdaq SmallCap Market effective October 2, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   (A) EXHIBITS
EXHIBIT
NUMBER             EXHIBIT DESCRIPTION
3(i)               Certificate of Incorporation of the Registrant, as amended
                   (incorporated by reference from Exhibit 4(a) to the
                   Registrant's Registration Statement on Form S-8 (File No.
                   33-84584) filed on September 29, 1994).
3(i).1             Certificate of Amendment to the Certificate of Incorporation
                   of the Registrant, dated July 21, 1995, (incorporated by
                   reference from Exhibit 3(i).1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   1995).
3(ii)              Bylaws of the Registrant, as amended (incorporated by
                   reference from Exhibit 3(ii) to the Registrant's
                   Registration Statement on Form S-1 (File No. 33-78582), and
                   amendments thereto, originally filed on May 6, 1994).
27                 Financial Data Schedule (for SEC use only).

                   (B) REPORT ON FORM 8-K
                   There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INTEGRITY INCORPORATED


Date:  November 6, 1998                       /s/ P. Michael Coleman
------------------------                      -----------------------------
                                              P. Michael Coleman
                                              Chairman, President and Chief
                                              Executive Officer


Date:  November 6, 1998                       /s/ Alison S. Richardson
------------------------                      -----------------------------
                                              Alison S. Richardson
                                              Senior Vice President,
                                              Finance and Administration