Form 10-K405
period 1998-12-31
INTEGRITY INC
filed 1999-03-26
CIK 922865

                     ======================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM TO .

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes      No
                                          -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), was $7,977,200 at March 12, 1999, as reported by the Nasdaq SmallCap Market.

         The number of shares of Registrant's Class A Common Stock, $.01 par value per share, outstanding at March 12, 1999 was 2,079,000.

         The number of shares of Registrant's Class B Common Stock, $.01 par value per share, outstanding at March 12, 1999 was 3,435,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 1999 are incorporated by reference into Part III.

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

                                    PART 1.

ITEM 1.  BUSINESS

INTRODUCTION

         Integrity is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and songbooks. The Company produces Christian music ranging from praise and worship music, its largest category, to other styles of adult contemporary Christian music and children's music. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and internationally in over 140 other countries worldwide. The Company has determined that its business is operated in segments based on these distribution channels. For specific information regarding the financial performance of each segment, see Note 9 to Notes to Consolidated Financial Statements.

         Integrity's recorded music products fall into two broad categories (i) concept products which are centered on a specific theme, such as praise and worship music and (ii) artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products, including a children's music series and praise and worship music recorded specifically for aerobic exercises. Integrity's products also include printed music, such as songbooks and sheet music, designed primarily for distribution to churches and choral groups.

         Integrity was organized in Alabama as a corporation on May 1, 1987 and was reincorporated in Delaware on October 1, 1993.

PRODUCTS

         Concept Products

         Concept products are centered around a specific theme, such as praise and worship music or inspirational instrumental music, rather than being focused on a specific artist. The Company's original concept product series was Hosanna! Music(R), recorded praise and worship music, which is composed of live recordings sung by an audience and worship leader rather than a performing artist. The Company's Hosanna! Music(R) series has proven to be a successful product line having just produced its 88th recording.

         The Company's concept product line now includes: FairHope Records(R), designed for budget-conscious customers, featuring classic praise and worship titles grouped according to themes; Urban Praise(R) series songs of worship for the African-American community; and Integrity Notes(R), a series of greeting cards for general occasions and specialty cards related to seasonal events, featuring verses from our praise and worship songs.

         Artist Products

         In addition to concept products, the Company also produces artist recordings which have recently included "Live From The Potter's House" with T.D. Jakes, "God Is Good" with Don Moen, "Holy Fire" with Paul Wilbur and "Majesty" with Ron Kenoly. Previous recordings by Ron Kenoly include Welcome Home, recipient of the Dove Foundation "Family Approved" seal of excellence;

"Sing Out," the first Integrity title to enter Billboard's Top 200; "God is Able", "High Places" and "Lift Him Up," which has received Gold certification by the Recording Industry Association of America. Previous recordings by Don Moen include the Gold-certified "Give Thanks", "Worship With Don Moen", and "God Will Make A Way". Previous recordings by Paul Wilbur include "Shalom Jerusalem" and "Up to Zion". A previous recording by T. D. Jakes was "Woman, Thou Art Loosed".

         Other Products

         The Company has also produced numerous musical video products, including: recordings of live performances by the Company's artists, such as Ron Kenoly's videos "Majesty", "High Places", "Welcome Home", "Sing Out", the first HOSANNA! title to appear on Billboard's Top 40 Music Video Chart, and the Gold-certified videos "Lift Him Up" and "God is Able". The popular children's music series Just-For-Kids(R), featuring the Donut Man(R), includes nine Gold-certified and one Platinum-certified videos. Other videos include the Gold-certified Praise! Aerobics(R), praise and worship music recorded specifically for aerobic exercises and "Woman Thou Art Loosed" with T. D. Jakes. Other products include Integrity Music Worship Software(R), designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking.

         Integrity's Christian music products also include printed product lines such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produces "God With Us", winner of the Gospel Music Association Dove Award in April 1994 for best musical and still at the top of the non-seasonal musical charts for five years running; "Let Your Glory Fall", ranked among the top 10 in the non-seasonal musical charts; "We Hold These Truths", a patriotic musical, has ranked among the top 10 during the patriotic season; "Mighty Cross", nominated for the 1995 best musical Dove Award; "Because We Believe", ranked among the top 10 in the youth non-seasonal musical charts; and the recently released "God For Us", a sequel to "God With Us". These musicals were ranked by The Church Music Report ("TCMR"). Other printed music products include "The Celebration Hymnal", a joint venture with Word Entertainment, featuring over 700 songs and hymns.

PRODUCT CREATION

         The Company's product development process is based upon the creation of new concept or artist products which are designed, scripted and marketed to respond to a specific demand. Integrity conducts a planning process for each new product in order to determine whether the final product is likely to be successful in the market for which it is designed.

         New product concepts are based on responses to surveys of the Company's current customer base as well as other market and product research conducted by the Company and by independent consultants. Once a new product concept has been identified, Integrity assembles a creative team which includes one or more artists and producers, generally employed on a freelance or contract basis, and representatives of Integrity's creative, marketing and finance divisions. The executive vice president/creative director is responsible for the product creation process and the vice president of the Creative Group provides significant input in the creative process. Both play a key part with the creative team in the planning process, which includes finalizing the concept for the recording or series and selecting the songs to be used. During this initial planning, a member of the finance department develops a cost analysis for the project including projected sales and profitability.

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

DISTRIBUTION

         The Company distributes its products domestically through two primary channels: direct to consumer and retail markets. In addition, the Company has an international distribution network which reaches markets in over 140 countries.

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

         The Company's potential direct to consumer database includes subscribers to Christian magazines, purchasers of Christian mail order products and donors to Christian ministries. When available, the Company obtains new mailing lists to conduct a one-time solicitation of an approved direct mailing. Once a response is received by Integrity, the customer's name is added to the Company's own mailing list. Integrity also builds its direct to consumer database through space advertisements in Christian magazines and through telemarketing.

         The Company's first continuity club, Hosanna! Music(R) has just produced its 88th recording. Currently the Company operates several continuity clubs, including the Integrity Notes(R), and Urban Praise(R) series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

         In addition to continuity clubs, the Company's direct to consumer program includes mail order catalog sales, telemarketing, one-time offers to active customers, and sales through the Internet. The mail order catalog and telemarketing programs are designed to increase sales to the Company's current customers by increasing their awareness of Integrity's full line of products, as well as to develop new customers for Integrity products. This program also includes direct sales to churches of products such as choral music and printed products, including "The Celebration Hymnal", which features over 700 songs and hymns, introduced in 1997 in a joint venture with Word Entertainment.

         Retail Markets

         Integrity's retail sales activities are targeted at two markets, the Christian bookstore ("CBA") market, and the general retail market. The Company currently utilizes Word Entertainment ("Word") to serve these markets.

         All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity's products which are shipped and invoiced based on orders received directly from Word's sales force through a computerized order entry system. Word services the Company's customers from one warehouse located in Tennessee. During 1998, SoundScan ranked Word as the number 2 distribution company in the CBA market. SoundScan also ranked Integrity as the number two record label in CBA, from the number three position in 1997. As a result of the distribution agreement with Word, the Company also has access to the Sony/Epic distribution system for sales in the general market.

         Retail sales efforts are supported by Integrity's own in-house staff for marketing, covering such things as point-of-purchase advertising, radio promotion, and product publicity.

         International

         The Company's international sales are made through a subsidiary located in the United Kingdom, responsible for Europe; a subsidiary located in Australia, responsible for Australia, New Zealand and the Solomon Islands; and a subsidiary located in Singapore, responsible for Singapore and Myanmar (formerly known as Burma). In addition, products are sold to more than 60 independent distributors who are licensed to manufacture Integrity products from master recordings and distribute them in a country or region and approximately 18 importers to whom the Company provides products. The Company's international distribution network reaches markets in over 140 countries. The Company continually evaluates ways to expand into various markets through importers or through distributors licensed to produce Integrity products from a master recording. For specific financial information regarding the geographic areas that the Company's international distribution network reaches, see Note 9 to Notes to Consolidated Financial Statements.

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

WAREHOUSING AND FULFILLMENT

         Integrity currently contracts with Word for its retail market warehousing, physical inventory and distribution functions. Word is one of several companies that provide this service in the CBA market. The current contract with Word extends through March 30, 2000. All retail market sales functions are currently performed by Word's sales force. Most direct to consumer fulfillment services, excluding warehousing and physical inventory functions, for Integrity's direct to consumer programs are provided by LCS Industries, Inc. ("LCS"), located in Clifton, New Jersey. Some of the data fulfillment services for direct to consumer are handled by Integrity's own staff in Mobile. In addition to managing most of the Company's database of customer names, LCS also provides most of the fulfillment activities of the direct to consumer operation, including order receipt and processing, data entry, invoicing and payment processing. Integrity's own distribution center located in Mobile is responsible for its direct to consumer and international warehousing, physical inventory and distribution functions.

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

The Company competes with other record and music publishing companies, both Christian and secular, on the basis of the Company's ability to produce new products that are attractive to consumers, sign established and new artists and songwriters and gain access to distribution channels.

         Many of the Company's competitors have significantly longer operating histories and several have greater revenues from their music product lines. The Company's ability to continue to compete successfully will be largely dependent upon its ability to build upon and maintain its reputation for quality Christian music and other communication products.

EMPLOYEES

         As of December 31, 1998, the Company employed 149 individuals, 123 of whom are located at the Company's Mobile, Alabama, headquarters.

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

ITEM 2.  PROPERTIES.

         The Company owns the approximately 25,000 square foot headquarters and studio facility it occupies in Mobile, Alabama, which houses the executive offices of Integrity as well as the management and sales staff. This facility was constructed in 1983 and is pledged as security against the Company's indebtedness.

ITEM 3.  LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1998.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Integrity's common stock is traded on The Nasdaq SmallCap Market under the symbol ITGR. The table below sets forth the quarterly high and low last sales price per share as reported on The Nasdaq National Market and The Nasdaq SmallCap Market for the Class A Common Stock from January 1, 1997 through
March 12, 1999. The last sale price of the Class A Common Stock on March 12, 1999 was $4.00 per share.

                                        High           Low
                                        ----           ----
              Fiscal Year 1997
              ----------------
              First Quarter                    2.125           1.25
              Second Quarter                   2.375           1.5
              Third Quarter                    2.25            1.625
              Fourth Quarter                   2.00            1.125

              Fiscal Year 1998
              ----------------
              First Quarter                    2.00            1.00
              Second Quarter                   3.75            1.63
              Third Quarter                    3.63            2.50
              Fourth Quarter                  12.25            1.50

              Fiscal Year 1999
              ----------------
              First Quarter (through
              March 12, 1999)                  7.25            3.50

         As of March 12, 1999, there were approximately 101 stockholders of record and 1,800 beneficial stockholders of Integrity's Class A Common Stock and three stockholders of record of Integrity's Class B Common Stock.

         The current policy of Integrity's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of Integrity's business, and, therefore, the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. In addition, Integrity's ability to pay dividends is limited by its existing credit agreement and may be limited in the future by the terms of then-existing credit facilities. See Note 5 to the financial statements.

         The Company's Class A Common Stock moved to The Nasdaq SmallCap Market effective October 2, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical balance sheet and statement of operations presented below for each of the five years in the period ended December 31, 1998 have been derived from the consolidated financial statements for the Company audited by PricewaterhouseCoopers LLP, independent accountants.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

                             Year Ended December 31
                     (in thousands, except per share data)



STATEMENT OF OPERATIONS                           1998           1997           1996           1995           1994
                                              --------       --------       --------       --------       --------
Net sales                                     $ 38,847       $ 34,954       $ 31,975       $ 37,671       $ 35,972
Cost of sales                                   17,985         15,236         14,981         15,547         12,636
                                              --------       --------       --------       --------       --------
Gross profit                                    20,862         19,718         16,994         22,124         23,336
Marketing and fulfillment expenses               9,023          9,450         10,711         16,308         11,992
General and administrative expenses              8,557          7,796          7,545          7,959          6,373
Loss on impairment of long-lived assets              0              0          1,200              0              0
                                              --------       --------       --------       --------       --------
Income (loss) from operations                    3,282          2,472         (2,462)        (2,143)         4,971
Interest expense (net)                           1,529          1,790          1,804          1,027            525
Other (income) expense                               0              3           (153)            65            (10)
                                              --------       --------       --------       --------       --------
Income (loss) before extraordinary item,
 minority interest and taxes                     1,753            679         (4,113)        (3,235)         4,456
Income tax (expense) benefit                       369              0            654          1,183         (1,644)
Minority interest                                 (268)           (37)             0              0              0
                                              --------       --------       --------       --------       --------
Income (loss) before extraordinary item          1,854            642         (3,459)        (2,052)         2,812
Extraordinary item from early
 extinguishment of debt less applicable
 taxes of $47                                        0              0           (248)             0              0
                                              --------       --------       --------       --------       --------
Net income (loss)                             $  1,854       $    642       $ (3,707)      $ (2,052)      $  2,812
                                              ========       ========       ========       ========       ========
Basic EPS
Income (loss) before extraordinary item       $   0.34       $   0.12       $  (0.63)      $  (0.37)      $   0.59
Extraordinary item                                   0              0          (0.04)             0              0
                                              --------       --------       --------       --------       --------
Net income (loss)                             $   0.34       $   0.12       $  (0.67)      $  (0.37)      $   0.59
                                              ========       ========       ========       ========       ========
Diluted EPS
Income before extraordinary item              $   0.32       $   0.12       $  (0.63)      $  (0.37)      $   0.59
Extraordinary item                                   0              0          (0.04)             0              0
                                              --------       --------       --------       --------       --------
Net income                                    $   0.32       $   0.12       $  (0.67)      $  (0.37)      $   0.59
                                              ========       ========       ========       ========       ========
Weighted average number of shares
 outstanding
     Basic                                       5,514          5,514          5,514          5,514          4,744
     Diluted                                     5,805          5,514          5,514          5,514          4,744

                               As of December 31
                                 (in thousands)

BALANCE SHEET DATA                                1998           1997           1996           1995           1994
                                              --------       --------       --------       --------       --------
Net working capital                           $  9,827       $  9,905       $ 10,467       $ (6,052)      $  9,079
Total assets                                    31,617         30,775       $ 31,058         34,659         26,080
Total bank debt(3)                              12,968         15,117         18,304         18,018          5,093
Stockholders' equity                            12,981         11,196         10,487         12,693         14,800

(3) Includes discount of $832 at December 31, 1998, $1,064 at December 31, 1997 and $1,296 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

         The Company is a producer and publisher of Christian lifestyle products. The Company's recorded music products fall into two broad categories: concept products and artist products. Concept products are centered on a specific theme, such as praise and worship, and artist products feature a specific performer. Some of the Company's concept products are Hosanna! Music and Just-For-Kids. The Company has several artists under contract, including leaders in Christian music such as Don Moen, Ron Kenoly and Paul Wilbur. In addition to audio recordings, Integrity produces Christian music songsheets, software and video products. The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct to consumers, International and Other channels. The Retail channel primarily represents sales to Christian bookstores either directly from the Company or through third party distributors. Direct to consumers primarily represents sales from direct mail programs but also includes Internet sales, special event sales, and sales of choral and print products directly to churches, including sales of the Celebration Hymnal through a joint venture controlled by the Company. The International channel represents an international distribution network that reaches markets in over 140 countries. All transactions with foreign entities, whether they are shipped from the U.S. or one of the Company's three subsidiaries in Singapore, the United Kingdom and Australia are reported in the segment. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. Other channels include copyright revenue, excess inventory and other small distribution sales.

         The following historical analysis shows the percentage of sales by segment:


                                1998            1997           1996
                                ----            ----           ----
Direct to Consumer              34.6%           33.2%          35.0%
Retail Markets                  37.8%           40.7%          34.2%
International                   16.5%           18.2%          20.3%
Other                           11.1%           7.9%           10.5%

         The Company's quarterly operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses, seasonality and changes in sales and product mixes.

RESULTS OF OPERATIONS

         The following table sets forth operating results expressed as a percentage of net sales for the periods indicated and the percentage change in such operating results between periods.

                            Percentage of Net Sales
                             Year Ended December 31

                                                 1998             1997        1996
                                                -----            -----       -----
Net Sales                                       100.0%           100.0%      100.0%
Cost of Sales                                    46.3%            43.6%       46.9%
                                                -----            -----       -----
Gross Profit                                     53.7%            56.4%       53.1%
Marketing and Fulfillment
Expenses                                         23.2%            27.0%       33.5%
General and Administrative
Expenses                                         22.0%            22.3%       23.6%
Loss on impairment of building
                                                  0                0           3.8%
                                                -----            -----       -----
Income (loss) from operations
before taxes and minority
interest                                          8.5%             7.1%       (7.8)%
                                                =====            =====       =====

THE YEAR ENDED DECEMBER 31, 1998 ("1998") COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 ("1997")

         Net sales increased 11.1% to $38.8 million in 1998 from $35.0 million in 1997, mainly attributable to strong unit sales during 1998. Unit sales increased by 31.4% to 6.7 million in 1998, from 5.1 million in 1997 due to 54 major releases and strong catalog sales from prior releases such as "Shout To The Lord", "God Can" and "Let Your Glory Fall". In 1998, new products accounted for 2.0 million units, or 30.0% of the total units sold. The new products offered were from existing product lines as well as new product lines featuring several of Integrity's best-selling artists, such as Don Moen, Ron Kenoly and Paul Wilbur. Sales in the direct to consumer segment increased 15.8% to $13.4 million, compared to $11.6 million in 1997. The increase in the direct to consumer segment was mainly due to increases in direct sales to churches of The Celebration Hymnal. Copyright and royalty income increased $618,000 to $4.3 million or 16.9%, compared to $3.7 million in 1997. Revenues across the Company's other segments were relatively flat from year to year. Bad debts and returns were $5.0 million in 1998 as compared to $6.0 million in 1997.

         Gross profit increased 5.8% to $20.9 million in 1998 from $19.7 million in 1997 due primarily to the increase in sales discussed above. Gross profit as a percentage of sales was 53.7% and 56.4% for the years ended December 31, 1998 and 1997, respectively. The decrease in gross profit as a percentage of sales was primarily the result of a $700,000 write-down of certain older product masters that are no longer expected to recoup their costs as well as several bulk sales of older products at reduced prices during 1998.

         Marketing and fulfillment expenses decreased 4.5% to $9.0 million or 23.2% of net sales in 1998, as compared with $9.5 million or 27.0% of net sales in 1997. This decrease was primarily attributable to lower, but more productive and targeted, marketing expenses in the direct to consumer segment.

         General and administrative expenses increased 9.8% to $8.6 million or 22.0% of net sales in 1998, compared to $7.8 million or 22.3% of net sales in 1997. The increase in expenditures was mainly attributable to increases in personnel costs required to support the growth in the business.

         As a result of the above, income from operations was $3.3 million or 8.5% of net sales in 1998, compared with $2.5 million or 7.1% of net sales in 1997.

         Interest expense decreased to $1.5 million in 1998 compared with $1.8 million in 1997. The decrease was a result of lower average debt balances in 1998.

         The Company recorded a net benefit from income taxes during 1998 of approximately $369,000 primarily as a result of a $750,000 reduction in the valuation allowance against deferred tax assets. This non-cash benefit is the result of two consecutive years of profitability coupled with management's expectations to generate taxable income in future periods to utilize those deferred tax assets, primarily net operating loss carry-forwards.

THE YEAR ENDED DECEMBER 31, 1997 ("1997") COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 ("1996")

         Net sales increased 9.3% to $35.0 million in 1997 from $32.0 million in 1996, mainly attributable to increased unit sales during 1997. Unit sales increased by 50.0% to 5.1 million in 1997 from 3.4 million in 1996 due to 48 major releases and strong catalog sales from prior releases such as "Shout To The Lord" and "Revival at Brownsville". In 1997, new products accounted for 2.1 million units, or 41.2% of the total units sold. The new products offered were from existing product lines as well as new product lines featuring several of Integrity's best-selling artists, such as Ron Kenoly. Sales in the retail segment increased 30% to $14.2 million, compared to $11.0 million in 1996 primarily due to the success of the new products released in 1997. The Company also experienced strong increases in copyright revenues, from $2.9 million in 1996 to $3.7 million in 1997. The direct to consumer segment increased $0.4 million, or 3.6% to $11.6 million, compared to $11.2 million in 1996, mainly as a result of the Company's focus on smaller, yet more profitable direct to consumer advertising mailings. Sales in the international segment were relatively flat from year to year. Bad debts and returns were $6.0 million in 1997 as compared to $7.3 million in 1996.

         Gross profit increased 16.0% to $19.7 million in 1997 from $16.9 million in 1996 due primarily to the sales increases discussed above. Gross profit as a percentage of sales was 56.4% and 53.1% for the years ended December 31, 1997 and 1996, respectively. The increase in gross profit as a percentage of sales was primarily the result of a $1.7 million write down of certain product masters in 1996 with no comparable amount in 1997.

         Marketing and fulfillment expenses decreased 11.8% to $9.5 million or 27.0% of net sales in 1997, as compared with $10.7 million or 33.5% of net sales in 1996. This decrease was primarily attributable to lower, but more productive and targeted, marketing expenses in the direct to consumer segment.

         General and administrative expenses increased 3.3% to $7.8 million or 22.3% of net sales in 1997, compared to $7.5 million or 23.6% of net sales in 1996. The increase in expenses was mainly attributable to the Company's addition in late 1996 of a distribution center responsible for direct to consumer, church and international warehousing, physical inventory and distribution functions.

         Operating expenses were higher by $1.2 million as a result of a write-down of the Company's corporate headquarters under the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets".

         As a result of the above, income from operations was $2.5 million or 7.1% of net sales in 1997, compared with loss of $2.5 million or (7.8%) of net sales in 1996.

         Interest expense was relatively flat from year to year.

         The Company did not record any provision for or benefit from income taxes during 1997 as current period income was offset by net operating loss carryforwards. After careful review by management, it was determined that the remaining valuation allowance of $1.3 million at December 31, 1997 was still required as it was not more likely than not, based on past operating performance and current plans, that such amount would not be utilized in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. It is from these product masters that the Company's products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the foreseeable future.

         Cash generated from operations totaled $7.3 million, $6.4 million and $3.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 resulted primarily from increased earnings before depreciation and amortization. The increase from 1996 to 1997 resulted primarily from increased earnings before charges for depreciation and amortization, primarily due to lower marketing and fulfillment costs in the direct to consumer and retail segments.

         Capital expenditures totaled $0.5 million, $0.3 million and $0.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998 and 1997, capital expenditures were primarily for computer equipment and general improvements on the Company's corporate headquarters. The Company also invested $4.2 million, $3.3 million and $3.3 million in new product masters during 1998, 1997 and 1996, respectively. The Company expects its investments in capital expenditures and product masters during 1999 to remain relatively consistent with 1998 levels.

         The Company signed a $19 million financing agreement with a bank on August 6, 1996. The credit agreement includes a $6 million revolving credit facility and $13 million term loan. At the Company's option, the loan carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. This facility replaced all of the Company's long-term and short-term borrowings. The lender received warrants exercisable for up to 12.5% of the Company's Class A Common Stock, with an exercise price of $1.875, and the warrants expire in 10 years. Under the terms of the financing agreement, the warrants became exercisable in August 1998. During the years ended December 31, 1998 and 1997, the Company made payments of $2.3 million and $1.7 million, respectively, under such agreements. At December 31, 1998, the Company had available borrowings of $1.9 million under such agreements.

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

YEAR 2000 COMPLIANCE

         The Year 2000 Problem

         The Company is devoting resources throughout its business operations to minimize the risk of potential disruption from the "Year 2000" problem. This problem is a result of computer programs having been written using two digits rather than four to define the applicable year. Information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to certain operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Year 2000 failures on the part of its major business counterparts, including suppliers, distributors, contractors and service providers, as well as potential failures in public and private infrastructure service, including electricity, water, gas, transportation and communications.

         State of Readiness

         If the Company or its significant suppliers, distributors, contractors and service providers do not successfully achieve Year 2000 compliance, the Company's financial condition and results of operations could be materially and adversely affected, resulting from, among other things, the Company's inability in a timely manner:
         - to efficiently manufacture, sell and ship existing products to distributors,
         -        to collect accounts receivable, and
         -        to produce and effectively market new products.

         In December 1998, the Company formed a Year 2000 committee to identify and address any potential Year 2000 problems with the Company's internal IT systems, non-IT systems and products, as well as with its suppliers, distributors, contractors and service providers. This phase involved a review of all IT and significant non-IT systems and Company products, and testing of the Company's IT systems and significant non-IT systems. The Company completed this phase in February 1999 and determined that its internal IT systems are Year 2000 compliant, including all in-house software. In addition, the Company plans to perform a full scale Year 2000 simulation of its IT systems in May 1999.

         Except for the Company's telephone system which will be replaced with a Year 2000 compliant telephone system in April 1999, the Company has determined that all internal non-IT systems and products either are Year 2000 compliant or a Year 2000 problem with such non-IT system or product will not be material to the Company's operation. In making this determination, the Company relied upon representations from certain third parties, including the vendors of its significant studio and recording equipment.

         As described in Item 1, the Company's business depends upon the accurate and timely fulfillment of certain operations contracted to third-party service providers and manufacturers, including Word in the retail market segment, LCS in the direct to consumer segment, numerous international distributors in the international segment, and Eva-Tone in the production of musical recordings from the Company's master recordings. In February 1999, the Company developed a Year 2000 compliance questionnaire and solicited its principal suppliers, distributors, contractors and service providers to determine such party's Year 2000 status. As of March 1999, Word and Eva-

Tone have provided assurances that their systems are Year 2000 compliant. In addition, Eva-Tone indicated that all of its suppliers were Year 2000 compliant, and that in April 1999 it would perform a Year 2000 simulation involving actual orders with its suppliers and vendors. LCS has indicated that although the system it currently uses to fulfill its contract obligations with the Company is not Year 2000 compliant, it will move these operations to its existing Year 2000 compliant system in May 1999. Most significant distributors in the international segment have not been able to provide any assurances their systems are or will become Year 2000 compliant.

         Costs to Address Year 2000

         The total cost associated with the Company's Year 2000 remediation is not expected to exceed $40,000 or be material to the Company's financial condition or results of operations. The Company has not employed any outside consultants regarding Year 2000 remediation, and has not made any significant Year 2000 expenditures through the end of March 1999. The Company anticipates spending approximately $25,000 in April 1999 to replace its non-Year 2000 compliant telephone system. All other Year 2000 remediation costs will be incurred in the form of compensation and benefits of internal employees working on the Company's Year 2000 project.

         The Company's Year 2000 Risks and Contingency Plan

         There can be no assurance that unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's financial condition or results of operations. Such problems could result in a diversion of resources away from the Company's core business, and the Company's inability to efficiently sell and ship products to distributors, collect accounts receivable in a timely manner, and produce and market new products. These issues could in turn lead to significant additional operating costs and a decrease in product sales, as well as damage the Company's reputation in the industry. Upon a Year 2000 failure by one of the Company's domestic contractors or service providers, including Word, LCS or Eva-Tone, the Company's contingency plan includes utilizing alternate distributors, contractors and service providers and moving certain fulfillment functions in-house, such as order and payment processing. However, because of the volume of transactions that could be required to be performed upon the failure of a contractor such as LCS, the Company can not be certain it would be able to timely fulfill its domestic orders in-house, and as a result, the Company could suffer a significant decline in sales.

         However, the most reasonably likely worst case Year 2000 scenario is that the Company's international distributors will encounter Year 2000 problems and will not be able to utilize their systems to efficiently sell and distribute the Company's products overseas. The Company is developing a contingency plan to address this scenario pursuant to which the Company would utilize alternate distributors and its foreign subsidiaries to fulfill international orders. However, due to the number and diversity of environments in which these distributors operate, the Company can not be certain that it would be able to timely fulfill international orders under these circumstances and that such a Year 2000 problem would not have a material adverse effect on the Company's financial condition or results of operation.

         Year 2000 Forward-Looking Statements

         The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, results of further Year 2000 testing, adequate resolution of Year 2000 problems by suppliers, distributors, contractors or service providers of the Company, the adequacy of and ability to further develop and implement contingency plans and similar uncertainties. The "forward-looking statements" contained in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                                  RISK FACTORS

OUR COMPETITION INCLUDES OTHER MUSIC COMPANIES AND GENERAL ENTERTAINMENT
COMPANIES

         We face intense competition for discretionary consumer spending from numerous other music companies and entertainment companies that utilize various formats, including audio recordings, film, video, and other media.

         Our products compete directly with the products of other record companies and music publishers that distribute Christian music to Christian bookstores, as well as a number of secular music companies. Many of these competitors have substantially greater financial resources than we have. This provides them with the ability to launch more new products, spend more on marketing those products, and pay more to artists and songwriters for new music and songs. Our ability to continue to compete successfully will be largely dependent upon our ability to successfully develop and launch new products that build upon and maintain our reputation for quality Christian music and other communication products.

OUR INDUSTRY IS SUBJECT TO CONSUMER TASTES AND DEMANDS

         We operate in the recorded music, video productions and printed music industries. These industries involve a substantial degree of risk. Each music or video recording or printed product is an individual artistic work. Consumer taste, which is unpredictable and constantly changing, primarily determines the commercial success of any such work. Accordingly, there can be no assurance as to the financial success of any particular release, the timing of such success, or the popularity of any particular artist.

         Furthermore, we must invest significant amounts for product development prior to the release of any product. These costs may not be recovered if the release is unsuccessful. Changes in the timing of new releases can also cause significant fluctuations in our quarterly operating results because of the marketing costs involved in launching a new product and the delay in receiving any sales revenue from the new product. There can be no assurance that our products will be successful releases or that any product will generate revenues sufficient to cover the cost of product development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR BUSINESS IS DEPENDENT ON ACCESS TO DISTRIBUTION CHANNELS

         We distribute our products through three primary channels:
                  -        Direct to Consumer
                  -        Retail Sales; and
                  -        License Arrangements.
If our access to any of these channels is interrupted, our sales could be significantly affected.

         The direct to consumer channel is based on a variety of methods, but primarily is composed of our continuity clubs. The performance of these clubs could be affected by a number of factors including:
         - the maturity of our mailing lists such that consumers no longer desire our products and cancel their participation;
         - our failure to expand and revise our mailing lists to include new potential customers, or the inability to secure new mailing lists from which to build ours;
         - our failure to offer new and appealing products to these customers; and
         - increases in the cost of mailing and shipping, or increased regulation of mail order sales.

         Currently, we rely on Word's sales force to perform all retail market sales functions for us, pursuant to a contract with them that extends through March 30, 2000. Failure to successfully renegotiate this contract with Word or failure of Word to fulfill the terms under this contract will immediately and adversely affect our sales.

         In addition to our retail distribution channel, our international distribution channel also relies heavily on third parties to sell and deliver our products. We cannot quickly replace these third parties should they fail to perform, nor can we assume their duties in a timely manner. As a result, the failure by any of these parties to fulfill their duties effectively and efficiently will immediately and adversely affect our sales.

INCREASES IN COSTS OF MAILING, PAPER, PRINTING AND DELIVERY WILL SIGNIFICANTLY INCREASE OUR COSTS OF GOODS SOLD

         Increases in postal rates, as well as in paper, printing and delivery costs would affect our direct response programs. We generally ship orders by third class mail with the United States Postal Service. We rely heavily on discounts from the basic postal rate structure, such as discounts for bulk mailings, sorting by zip code, and carrier routes.

         Any increase in postal rates, papers and printing or delivery costs could adversely affect our earnings.

WE DEPEND ON OUR SENIOR EXECUTIVES WHO HAVE EXPERIENCE UNIQUE TO OUR INDUSTRY

         Our success has been largely dependent on the skills, experience and efforts of our senior management and especially our Chairman, President and Chief Executive Officer, P. Michael Coleman. Although we have employment agreements with some of our senior executives, they could still choose to leave the Company at any time. If they did we would have significant difficulty replacing them with individuals who had an equal level of experience in the Christian products market. This could affect our daily operations, creative development and ultimately our financial performance.

OUR CHANGE TO THE SMALLCAP MARKET MAY NOT RESULT IN AN ACTIVE TRADING MARKET

         On February 23, 1998, new listing and maintenance rules for inclusion on both the Nasdaq National Market and The Nasdaq SmallCap Market became effective. Under the new rules, the market value of our publicly-traded shares failed to meet the listing requirements for the Nasdaq National Market. As a result, our Class A Common Stock has been moved to The Nasdaq SmallCap Market. The transition to The Nasdaq SmallCap Market became effective on October 2, 1998. We can not be certain that our transition to and position in The SmallCap Market will result in an active trading market for our Class A Common Stock.

OUR COMPANY IS CONTROLLED BY THE COLEMAN FAMILY

         Our Chairman, President and Chief Executive Officer, P. Michael Coleman, and his family beneficially own 65,100 shares of Class A Common Stock and all 3,435,000 shares of Class B Common Stock outstanding. This represents approximately 94.3% of the total voting power of all classes of our voting stock. As a result, Mr. Coleman is able to elect all of our directors, amend our Amended Certificate of Incorporation (the "Amended Certificate"), effect or prevent a merger, sale of assets or other business acquisition or disposition, and otherwise control the outcome of actions requiring stockholder approval.

         See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

THE CLASS A COMMON STOCK HAS LIMITED VOTING RIGHTS

         Our Amended Certificate limits the voting rights of our Class A Common Stock. Each share of our Class A Common Stock is entitled to one vote, while each share of our Class B Common Stock is entitled to ten votes on all matters with respect to which our stockholders have a right to vote. Both classes of our stock generally vote together as a single class. The shares of Class B Common Stock are convertible into shares of Class A Common Stock on a share-for-share basis at the election of the holder. Also, our Class B Common Stock must be converted to shares of Class A Common Stock automatically if it is transferred, except for transfers to or for the benefit of certain of Mr. Coleman's relatives. We do not have the authority to issue additional Class B Common Stock except as dividends or distributions on outstanding Class B Common Stock proportional to dividends or distributions on Class A Common Stock.

         The disproportionate voting rights between our classes of stock could adversely affect the market price of our Class A Common Stock. The disproportionate voting rights may also make us a less attractive target for a takeover than we otherwise might be, and render more difficult or discourage a merger proposal, a tender offer, or a proxy contest even if such actions were favored by holders of our Class A Common Stock.

         Holders of Class A Common Stock may be deprived of an opportunity to sell their shares at a premium over the then prevailing market price due to the disproportionate voting rights between the two classes of stock.

CERTAIN PROVISIONS OF OUR AMENDED CERTIFICATE COULD DISCOURAGE A TAKE-OVER OF INTEGRITY

         Our Board of Directors is authorized to issue shares of preferred stock. Our Board of Directors, without approval of the stockholders, is also authorized to establish the following provisions of any preferred stock: voting, dividend, redemption, conversion, liquidation, and other provisions.

         The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock. Further, the issuance of preferred stock could make more difficult, or discourage, a third party's attempt to acquire control of us. Finally, we are also subject to the Delaware Business Combination Statute, which may render more difficult a change in our control.

THE MARKET PRICE OF OUR COMMON STOCK COULD BE VOLATILE

         From time to time there may be significant volatility in the market price of the Class A Common Stock. Our quarterly operating results or those of other similar companies, changes in the conditions in the economy or the financial markets, projections and statements by industry analysts or other third parties could cause the price of the Class A Common Stock to fluctuate substantially.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the lender's offered rate plus 1 1/2%, or LIBOR plus 3%. If the interest rates on the Company's borrowings average 100 basis points more in 1999 than they did in 1998, the Company's interest expense would increase and income before income taxes would decrease by $121,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

         The Company is also exposed to market risk from changes in foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is submitted in Part IV, Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Proposal I - Election of Directors
- Certain Information Concerning Nominees", "Proposal I - Election of Directors
- Executive Officers of the Company" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the caption "Proposal I - Election of Directors
- Executive Compensation" in the Company's 1999 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the proxy statement under the sections "Stockholder Return Comparison" or "Compensation Committee Report on Executive Compensation" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Proposal I - Election of Directors
- Beneficial Owners of More Than Five Percent of the Company's Common Stock; Shares Held by Directors and Executive Officers" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Proposal I - Election of Directors
- Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.       CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                                              PAGE NO.
Report of Independent Accountants                                                                 18
Consolidated Balance Sheets at December 31, 1998 and 1997                                         19
Consolidated Statement of Operations for the three years ended December 31, 1998                  20
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December
31, 1998                                                                                          21
Consolidated Statement of Cash Flows for the three years ended December 31, 1998                  22
Notes to Consolidated Financial Statements                                                        23
2.  Financial Statement Schedules:
For the three years ended December 31, 1998                                                       34
II - Valuation and Qualifying Accounts and Reserves

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Integrity Incorporated

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 17 present fairly, in all material respects, the financial position of Integrity Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Atlanta, GA
February 19, 1999

                             INTEGRITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              December 31
ASSETS                                                                                            1998           1997
                                                                                                --------       --------
Current Assets
   Cash                                                                                         $    989       $    523
   Trade receivables, less allowance for returns and doubtful accounts of $696
   and $812                                                                                        4,913          4,258
   Other receivables                                                                               1,637          2,033
   Inventories                                                                                     4,528          5,524
   Other current assets                                                                            3,831          2,706
                                                                                                --------       --------
      Total current assets                                                                        15,898         15,044

Property and equipment, net of accumulated depreciation of $3,575 and $3,085                       3,473          3,499
Product masters, net of accumulated amortization of $11,325 and $7,537                             9,050          8,618
Other assets                                                                                       3,196          3,614
                                                                                                --------       --------
      Total assets                                                                              $ 31,617       $ 30,775
                                                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                            $  1,847       $  1,838
   Accounts payable and accrued expenses                                                           2,732          2,156
   Royalties payable                                                                                 569            908
   Other current liabilities                                                                         923            237
                                                                                                --------       --------
      Total current liabilities                                                                    6,071          5,139

Long-term debt                                                                                    11,121         13,279
Other long-term liabilities                                                                           60            207
                                                                                                --------       --------
      Total liabilities                                                                           17,252         18,625
                                                                                                --------       --------

Commitments and contingencies                                                                         --             --

Minority interest                                                                                  1,384            954
                                                                                                --------       --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
outstanding                                                                                            0              0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
2,079,000 shares issued and outstanding                                                               21             21
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
3,435,000 shares issued and outstanding                                                               34             34
   Additional paid-in capital                                                                     13,428         13,428
   Accumulated deficit                                                                              (449)        (2,303)
   Equity adjustments from foreign translation                                                       (53)            16
                                                                                                --------       --------
      Total stockholders' equity                                                                  12,981         11,196
                                                                                                --------       --------
         Total liabilities and stockholders' equity                                             $ 31,617       $ 30,775
                                                                                                ========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Year Ended December 31
                                                                          1998               1997              1996
                                                                      --------           --------          --------
Net sales                                                             $ 38,847           $ 34,954          $ 31,975
Cost of sales                                                           17,985             15,236            14,981
                                                                      --------           --------          --------
Gross profit                                                            20,862             19,718            16,994

Marketing and fulfillment expenses                                       9,023              9,450            10,711
General and administrative expenses                                      8,557              7,796             7,545
Loss on impairment of long-lived assets                                      0                  0             1,200
                                                                      --------           --------          --------
   Income (loss) from operations                                         3,282              2,472            (2,462)

Other expenses (income)
   Interest expense, net                                                 1,529              1,790             1,804
   Other expenses (income)                                                   0                  3              (153)
                                                                      --------           --------          --------
   Income (loss) before extraordinary item,
   minority interest and taxes                                           1,753                679            (4,113)
Benefit from income taxes                                                  369                  0               654
Minority interest, less applicable taxes                                  (268)               (37)                0
                                                                      --------           --------          --------
Income (loss) before extraordinary item                                  1,854                642            (3,459)
Extraordinary item from early extinguishment of
debt, less applicable taxes of $47                                           0                  0              (248)
                                                                      --------           --------          --------
Net income (loss)                                                     $  1,854           $    642          $ (3,707)
                                                                      ========           ========          ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                                   (69)                67               108
                                                                      --------           --------          --------
Comprehensive income                                                  $  1,785           $    709          $ (3,599)
                                                                      ========           ========          ========
BASIC EPS
Income (loss) before extraordinary item                                   0.34               0.12             (0.63)
Extraordinary item                                                           0                  0             (0.04)
                                                                      --------           --------          --------
Net income (loss)                                                     $   0.34           $   0.12          $  (0.67)
                                                                      ========           ========          ========
DILUTED EPS
Income (loss) before extraordinary item                                   0.32               0.12             (0.63)
Extraordinary item                                                           0                  0             (0.04)
                                                                      --------           --------          --------
Net income (loss)                                                     $   0.32           $   0.12          $  (0.67)
                                                                      ========           ========          ========
Weighted average number of shares outstanding (note 1)
   Basic                                                                 5,514              5,514             5,514
   Diluted                                                               5,805              5,514             5,514

       The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRITY INCORPORATED
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Class A                     Class B                       (Accum.
                                      Common Stock               Common Stock       Additional    Deficit)   Equity Adj.
                                                                                      Paid-in     Retained      From        Total
                                 Shares          Amount        Shares      Amount     Capital     Earnings   Translations   -----
                                 ------          ------        ------      ------   ----------    --------   ------------
Balance, December 31, 1995     2,079,000            21       3,435,000       34       12,035          762        (159)      12,693
  Net loss                                                                                         (3,707)                  (3,707)
  Issue of stock warrants                                                              1,393                                 1,393
  Translation adjustments                                                                                         108          108
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1996     2,079,000            21       3,435,000       34       13,428       (2,945)        (51)      10,487
  Net income                                                                                          642                      642
  Translation adjustments                                                                                          67           67
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1997     2,079,000            21       3,435,000       34       13,428       (2,303)         16       11,196
  Net income                                                                                        1,854                    1,854
  Translation adjustments                                                                                         (69)         (69)
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1998     2,079,000       $    21       3,435,000     $ 34     $ 13,428      $  (449)      $ (53)      12,981
                              ====================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Year Ended December 31
                                                                          1998           1997           1996
                                                                      --------       --------      ---------
Cash flows from operating activities
Net income (loss)                                                     $  1,854       $    642      $  (3,707)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
   Depreciation and amortization                                         1,202          1,331            860
   Loss on impairment of long-lived assets                                   0              0          1,200
   Amortization of product masters                                       3,787          3,250          4,714
   Extraordinary loss on debt extinguishment                                 0              0            295
   Minority interest                                                       268             37              0
   Deferred income tax benefit                                            (527)             0           (509)
    Changes in operating assets and liabilities
       Trade receivables                                                  (655)           (63)           996
       Other receivables                                                   396         (1,090)           984
       Inventories                                                         996           (382)          (151)
       Other assets                                                       (691)         1,337            (54)
       Accounts payable, royalties payable and
       accrued expenses                                                    200          1,109         (1,382)
       Other current and non current liabilities                           468            206           (191)
                                                                      --------       --------      ---------
Net cash provided by operating activities                                7,298          6,377          3,055
                                                                      --------       --------      ---------
Cash flows from investing activities
   Purchases of property and equipment                                    (463)          (299)          (583)
   Payments for product masters                                         (4,220)        (3,267)        (3,329)
                                                                      --------       --------      ---------
Net cash used in investing activities                                   (4,683)        (3,566)        (3,912)
                                                                      --------       --------      ---------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit                        169         (2,040)       (12,018)
   Proceeds from issuance of long-term debt                                  0            300         14,000
   Principal payments of long-term debt                                 (2,318)        (1,679)          (400)
   Loan issuance cost                                                        0              0           (639)
                                                                      --------       --------      ---------
      Net cash (used) provided by financing activities                  (2,149)        (3,419)           943
                                                                      --------       --------      ---------
Net (decrease) increase in cash                                            466           (608)            86
Cash, beginning of year                                                    523          1,131          1,045
                                                                      --------       --------      ---------
Cash, end of year                                                     $    989       $    523      $   1,131
                                                                      ========       ========      =========
Supplemental disclosures of cash flow information
   Interest paid                                                      $  1,355       $  1,790      $   1,638
   Income taxes paid                                                  $      0       $     37      $       0
Noncash financing activities
   Issuance of stock purchase warrants for debt                       $      0       $      0      $   1,393

       The accompanying notes are an integral part of these consolidated financial statements

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Integrity Incorporated (the "Company") is engaged in the production, distribution and publishing of music cassette tapes and compact discs, print music and related products, primarily by direct to consumer marketing and wholesale trade methods. A principal direct to consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

         Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company's presence in Western Europe; Australia and New Zealand; and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Word Entertainment's interest in the joint venture is presented as minority interest in these financial statements.

         The Company's significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company controls the operations of the joint venture through its majority position on the Board of Directors of The Celebration Hymnal LLC.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use and which have original maturities of three months or less.

INVENTORIES

         Inventories, which consist principally of finished goods such as compact discs, cassette tapes, videos and print products, are stated at the lower of average cost or market using the first-in, first-out method.

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $1,326,000 and $1,119,000 at December 31, 1998 and 1997, respectively. Marketing costs expensed for the three years ended December 31, 1998, 1997 and 1996 approximated $4,455,000, $4,626,000 and
$6,099,000, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The useful lives of buildings are 14 to 25 years; leasehold improvements, 2 years; data processing equipment, 5 years; studio equipment, 5 years; and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs which do not increase the useful lives of the assets are charged to expense as incurred. Additions, improvements and expenditures that significantly add to the productivity or extend the life of an asset are capitalized. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

PRODUCT MASTERS

         Product masters, which include sound recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. Management periodically reviews the product masters amortization rates and adjusts the amortization rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes evident. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges.

ADVANCE ROYALTIES

         Royalties earned by publishers, producers, songwriters, or other artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized if the past performance and current popularity of the artist to whom the advance is made demonstrates such amounts will be recoverable from future royalties to be earned by the artist. Such capitalized amounts are included as a component of product masters in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of capitalized advance royalties aggregated $1,256,000 and $889,000 at December 31, 1998 and December 31, 1997, respectively.

INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Management includes the consideration of future events to assess the likelihood that the tax benefits will be realized in the future.

STOCK-BASED COMPENSATION PLANS

         The Company has elected to account for its stock-based compensation plans under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) with the associated disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) in Note 11. SFAS No. 123 requires that companies which elect to not account for stock-based compensation as prescribed by that statement shall disclose among other things, pro forma effects on net income and net income per share as if SFAS No. 123 had been adopted. Under APB No. 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average of common shares outstanding for the period. Diluted earnings per share is calculated by dividing income available to common stockholders by weighted average of common shares outstanding assuming issuance of potential dilutive common shares related to options, warrants, convertible debt, or other stock agreements.

COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS 130 establishes standards for the reporting and display of comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value. The carrying amount of long-term debt approximates fair value based on current rates of interest available to the Company for loans of similar maturities.

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

         Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the sale of future and existing music, video and publishing-related products in order to evaluate the ultimate recoverability of product masters and artist advances. Management periodically reviews such estimates and it is possible that management's assessment of recoverability of product masters and artist advances may change based on actual results and other factors.

RECLASSIFICATIONS

         Certain amounts have been reclassified to conform to current year presentation.

2.       OTHER CURRENT ASSETS

Other current assets consist of the following:


                                                                     December 31
                                                                    (in thousands)
                                                                       1998               1997
                                                                    -------            -------
      Prepaid supplies                                              $ 1,780            $ 1,087
      Prepaid marketing costs                                         1,326              1,119
      Deferred tax assets                                               642                 81
      Other                                                              83                419
                                                                    -------            -------
                                                                    $ 3,831            $ 2,706
                                                                    =======            =======

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                                     December 31
                                                                    (in thousands)
                                                                       1998               1997
                                                                    -------            -------

      Land                                                          $   625            $   625
      Buildings and leasehold improvements                            2,633              2,611

      Data processing and other equipment                             1,354              1,105
      Studio equipment                                                1,062                950
      Furniture and fixtures                                          1,374              1,293
                                                                    -------            -------
                                                                      7,048              6,584
      Less - accumulated depreciation                                (3,575)            (3,085)
                                                                    -------            -------
                                                                    $ 3,473            $ 3,499
                                                                    =======            =======

         Depreciation expense approximated $499,000, $509,000 and $600,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         During 1996, the Company recorded a charge to earnings of $1.2 million related to the abandonment of its Corporate headquarters construction project prior to completion.

4.       OTHER ASSETS

Other assets consist of the following:


                                                                     December 31
                                                                    (in thousands)
                                                                       1998               1997
                                                                    -------            -------
Music copyrights, net of accumulated
amortization                                                        $ 2,014            $ 2,191
Deferred tax assets                                                     494                528
Other                                                                   688                895
                                                                    -------            -------
                                                                    $ 3,196            $ 3,614
                                                                    =======            =======


         The music copyrights are being amortized over their future estimated useful lives, which approximates fifteen years. Accumulated amortization at December 31, 1998 and December 31, 1997 approximates $588,000 and $416,000, respectively.

5.       DEBT

         In August 1996, the Company entered into a $19 million credit agreement with a financial institution. The credit agreement includes a $6 million revolving credit facility (the Revolver) and $13 million term loan (the Term Loan) maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. At December 31, 1998, the interest rates on the $4.1 million outstanding Revolver were 9.25%; and on the $9.5 million outstanding Term Loan were 8.22%. At December 31, 1997 the interest rates on the $3.9 million outstanding revolver were 8.9% and on the $11.6 million outstanding term loan were 8.8%.

         At December 31, 1998, the Company had approximately $1.9 million of available funds under the Revolver.

         The Company, in conjunction with the 1996 financing, issued warrants which are outstanding at December 31, 1998, to purchase 805,288 shares of Class A Common Stock. Each warrant entitles the record holder thereof to purchase one fully paid share of Class A Common Stock (for an aggregate of 805,288 shares) or one-fourth fully paid share of convertible preferred stock (for an aggregate of 201,322 shares) at the exercise price of $1.875. The warrants are subject to adjustment upon the issuance of additional shares of common stock by the Company. As a result of the issuance of shares of Class A Common Stock associated with the exercise of stock options and certain restricted stock grants, the Company expects that the warrants will be adjusted in the near future. The warrants became exercisable on August 6, 1998. On the date of issuance, the warrants had an estimated fair value of $1.73 or $1,393,000, which is recorded as a discount to the Revolver and Term Loan. Such discount is being accreted to interest expense on a straightline basis over the term of the facility. At December 31, 1998, the book value of the discount is $832,000 net of accumulated amortization of $561,000.

         Prior to the current credit agreement, the Company had a revolving/term loan and a term loan under an agreement which provided for maximum borrowings of $15.0 and $3.0 million, respectively. During 1996, the Company recorded an extraordinary loss of $248,000, net of applicable income taxes of $47,000 related to the early retirement of this debt.

         The Revolver and Term Loan contain certain restrictive covenants with respect to the Company, including, among other things, maintenance of working capital, limitations on the payments of dividends, the incurrence of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company's assets are pledged as collateral for these loans. The Company is in compliance with these debt covenants at December 31, 1998.

Aggregate principal maturities of long-term debt at December 31, 1998 are as follows:


                                                                            Total
                                                                            -----
          Fiscal Year                                              (in thousands)
          -----------                                              --------------
             1999                                                        $  1,847
             2000                                                           2,563
             2001                                                           2,875
             2002                                                           6,515
                                                                         --------
                                                                         $ 13,800
           Discount                                                           832
                                                                         --------
                                                                         $ 12,968
                                                                         ========

         At December 31, 1998, approximately $415,000, net of accumulated amortization of $280,000, of loan issuance costs, included in other assets, are being amortized over the term of the debt agreements.

6.       INCOME TAXES

         The components of the benefit (provision) for income taxes for the three years ended December 31, 1998 are as follows, including an extraordinary item benefit of $47,000 in 1996:

                                            Year Ended December 31
                                             (in thousands)
                                           1998           1997             1996
                                          -----           ----            -----
Current (provision) benefit
   Federal                                $(138)           $ 0            $ 192
   State                                    (20)             0                0
                                          -----            ---            -----
                                           (158)             0              192
                                          -----            ---            -----
Deferred benefit
   Federal                                  464              0              458
   State                                     63              0               51
                                          -----            ---            -----
                                            527              0              509
                                          -----            ---            -----
Total benefit                             $ 369            $ 0            $ 701
                                          =====            ===            =====

         The provision (benefit) for income taxes differs from the amount computed by applying the U. S. federal income tax rate (34%) because of the effect of the following items:

                                                                             December 31
                                                                            (in thousands)
                                                                          1998            1997          1996
                                                                        ------           -----         ------
Income tax provision (benefit) at statutory rates                      $   596           $ 231         $(1,398)
State tax provision (benefit), net of federal taxes                         70              27            (163)
Utilization of foreign tax credits                                           0               0            (159)
Nondeductible expenses                                                      15              (2)             69
Other, net                                                                (265)            (58)            (70)
Change in valuation allowance                                             (785)           (198)          1,067
                                                                        ------           -----          ------
Benefit for income taxes before extraordinary item                      $ (369)          $   0          $ (654)
                                                                        ======           =====          ======


         Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                      December 31
                                                                         1998                1997
                                                                      -------             -------
         Deferred Assets
            Net operating loss carryforward                           $   413             $   844
            Reserves for returns and allowances                           258                 299
            Impairment of building and depreciation                       494                 550
            Write down of product masters                                 295                  67
            Tax credits                                                   618                 510
            Non compete agreement                                         206                 193
            Other                                                         100                 211
                                                                      -------             -------
                                                                        2,384               2,674
                                                                      -------             -------

         Deferred tax liabilities
            Prepaid marketing expenses                                   (380)               (293)
            Other                                                        (368)               (487)
                                                                      -------             -------
                                                                         (748)               (780)
                                                                      -------             -------

         Deferred tax asset before valuation allowance                  1,636               1,894
         Valuation allowance for deferred tax assets                     (500)             (1,285)
                                                                      -------             -------
         Net deferred tax asset                                       $ 1,136             $   609
         Current portion                                                 (642)                (81)
                                                                      -------             -------
         Long term portion                                            $   494             $   528
                                                                      =======             =======

         As of December 31, 1998, the Company's net operating loss carryforwards available to reduce taxable income for federal and state income tax purposes approximate $1,087,000. The Company's net operating loss carryforwards expire in periods 2001 to 2011. During the year ended December 31, 1998, the Company utilized approximately $1,135,000 of its net operating loss carryforward.

         Management believes that it is more likely than not that it will generate taxable income sufficient to realize the net deferred tax asset recorded at December 31, 1998. Management believes that a valuation allowance of $500,000 as of December 31, 1998 is appropriate given the uncertainty of estimates surrounding future taxable income. There can be no assurance, however that the Company will generate a specific level of continuing earnings. For the year ended December 31, 1998, the Company reduced its valuation allowance by $785,000. Such reduction in the valuation allowance was the result of two consecutive years of profitability coupled with management's current projections that sufficient taxable income will realize the remaining deferred tax assets.

7.       EMPLOYEE BENEFITS

         The Company maintains a non-contributory defined contribution Profit Sharing Plan (the "Plan") covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined. The Company has not made contributions to the Plan during the years ended December 31, 1998 and 1996 as contributions are at the discretion of the Board of Directors. The Company did make a contribution to the Plan during the year ended December 31, 1997.

         The Company also provides a qualifying 401k Plan ("401k Plan") covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company's Board of Directors. The Company contributed approximately $102,000; $175,000 and $57,000 during the years ended December 31, 1998, 1997 and 1996, respectively. The Board of Directors amended the 401(k) Plan in 1997 to include qualified non-elective contributions to satisfy minimum contributions.

8.       RELATED PARTY TRANSACTIONS

         Integrity Worship Ministries, formerly known as Worship International ("Worship"), a not-for-profit charitable organization, of which the principal stockholder of the Company is a member of the board of directors. The Company donated $7,895, $12,642 and $6,500 of inventory to Worship during 1998, 1997 and 1996, respectively.

         One of the Company's exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $208,149, $197,831 and $206,000 for the three years ended December 31, 1998, 1997 and 1996. Amounts due to the officer at December 31, 1998 and 1997 approximate $57,957 and $8,800, respectively. Due from this officer at December 31, 1998 is $49,817 advanced against future royalties.

9.       SEGMENT REPORTING

         The Company is a multinational corporation with wholly-owned subsidiaries in the United States, Australia, the United Kingdom and Singapore. Transfers between companies primarily represent inter-company export sales of U.S. produced goods and are accounted for based on established sales prices between the related companies. Intercompany sales and profits are eliminated during consolidation. In computing earnings from operations for foreign subsidiaries, no allocations of general corporate expenses, interest or income taxes have been recorded.

         During 1998 the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 131 amends the way the companies report information about operating segments. The Company has retroactively applied the provisions of FAS 131 to all periods presented.

         The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct to consumers, International and Other channels. The Retail channel primarily represents sales to Christian bookstores and others either directly from the Company or through third party distributors. Direct to consumers primarily represents sales from direct mail programs but also includes Internet sales, special event sales, and sales direct to churches, including through the Company's hymnal joint venture. The International channel represents all transactions with foreign entities, whether they are shipped from the US or one of the Company's three foreign subsidiaries. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The other channels segment includes copyright revenue from the song catalog, excess inventory and other small distribution sales.

         The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net revenues and operating income before taxes. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:


                                                              1998                1997           1996
                                                          --------            --------       --------
         NET SALES
         Direct to consumer                               $ 13,430            $ 11,602       $ 11,199
         Retail                                             14,702              14,214         10,951
         International                                       6,392               6,346          6,501
         Other                                               6,534               4,700          5,716
         Eliminations                                       (2,211)             (1,908)        (2,392)
                                                          --------            --------       --------
            Consolidated                                  $ 38,847            $ 34,954       $ 31,975
                                                          ========            ========       ========

         OPERATING PROFIT (BEFORE MINORITY INTEREST)
         Direct to consumer                                  2,954               3,158            295
         Retail                                              3,018               3,121          1,081
         International                                       1,436               1,452          1,197
         Other                                               1,798                 278          1,829
                                                          --------            --------       --------
            Consolidated                                     9,206               8,009          4,402

         General corporate expense                           5,924               5,540          6,711
         Interest expense, net                               1,529               1,790          1,804
                                                          --------            --------       --------

         Income (loss) before income taxes
         and minority interest                            $  1,753            $    679       $ (4,113)
                                                          ========            ========       ========

         IDENTIFIABLE ASSETS
         Direct to consumer                               $      0            $      0
         Retail                                                  0                   0
         International                                       2,596               2,218
         Other                                               1,993               2,191

         General corporate assets                           27,028              26,366
                                                          --------            --------
            Total assets                                  $ 31,617            $ 30,775
                                                          ========            ========

         The Company does not allocate any separate assets to its retail or direct to consumer segments as those segments are managed based on profit centers. The primary assets used in these segments are product masters and other intangibles which are shared among all segments. The Company does not track property and equipment usage by segments.

         The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company's international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):

                                                              1998                1997           1996
                                                          --------            --------       --------
         NET SALES
         United States                                    $ 32,464            $ 29,875       $ 26,253
         Europe                                              1,956               1,638          1,763
         Australia                                           1,011               1,267          1,638
         Asia                                                  938                   0              0
         Other                                               2,478               2,174          2,321
                                                          --------            --------       --------
                                                          $ 38,847            $ 34,954       $ 31,975
                                                          ========            ========       ========

         IDENTIFIABLE ASSETS
         United States                                    $ 29,021            $ 28,557
         Europe                                              1,368               1,104
         Australia                                             494                 565
         Asia                                                  734                   0
         Other                                                   0                 549
                                                          --------            --------
                                                          $ 31,617            $ 30,775
                                                          ========            ========

10.      STOCKHOLDERS' EQUITY

         Each holder of the Company's Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except as to voting privileges. No dividends were declared or paid during the years ended December 31, 1998 and 1997.

11.      STOCK COMPENSATION PLANS

         The Company has two stock option plans, which provide for the granting of stock options to officers, employees and non-employee directors. The Long-term Incentive Plan (the "Incentive Plan") permits grants of not only incentive stock options, but also non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The Incentive Plan is authorized to issue up to 525,000 shares of Class A Common Stock in connection with such awards. Under the Incentive Plan, awards may not be granted at less than the market value at the date of the grant, and vesting terms are generally five years. The 1994 Stock Option Plan for Outside Directors (the "Directors' Plan"), grants 1,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant.

         The Executive Stock Purchase Plan permits certain employees to purchase shares of common stock from the Company. Under this Plan, there are 50,000 shares of Class A common stock reserved at December 31, 1998.

         Effective December 28, 1995, the Company's Board of Directors adopted the 1995 Cash Incentive Plan. Awards may be granted by the Company's Compensation Committee and any award made is expressed in a number of units payable only in cash. Vesting is one-fifth of the units of an award on each anniversary of the date of grant until vested in full. Participants become vested in full six months after the occurrence of a change in control (as defined by the agreement) of the Company. The value of all units is measured as the difference between the fair market value of the Company's stock on the grant date and the fair market value of the Company's stock on any given date subsequent to the grant date. To the extent the fair market value of the stock exceeds the fair market value at the date of grant, compensation expense will be charged to the Company's statement of operations. As of December 31, 1998, 127,500 awards have been granted. At December 31, 1998, a provision was recorded in the amount of $123,930 for the difference in the fair market value of the stock between the grant date and the end of the year.

         The Company accounts for stock-based compensation plans under APB 25, "Accounting for Stock Issued to Employees". As a result, the Company has recognized compensation expense only for the 1995 Cash Incentive Plan discussed above. The Company is not required to recognize compensation expense for the other option plans as the exercise price is equal to, or greater than, the fair market value at the date of grant. The Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation: (FAS 123)." Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123 and if these values had been recorded in the statement of operations, the Company's net income (loss) and per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1998, 1997, and 1996, respectively.


                                                     1998           1997                1996
                                                     ----           ----                ----
         Net income          As reported      $ 1,854,000      $ 642,000         $(3,707,000)
                             Pro forma          1,785,000        543,000          (3,778,000)

         Basic EPS           As reported             0.34           0.12               (0.67)
                             Pro forma               0.32           0.10               (0.69)

         Diluted EPS         As reported             0.32           0.12               (0.67)
                             Pro forma               0.31           0.10               (0.69)


         These pro forma amounts represent the estimated fair value of stock options issued during 1998, 1997 and 1995 and are being amortized to expense over the applicable vesting period. Additional options may be granted in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and

1996, respectively: Dividend yields of 0%, expected volatility of 70% each year, risk-free interest rates that approximate the yield of a five year government bond, and a specific vesting period for each option.

         The following table summarizes the changes in the number of shares under option:


                                                                                                          Total        Weighted
                                                                                                         shares        average
                                                                EXERCISE PRICE RANGES                    under       option price
                                                   $0.50 - $2.00    $2.01 - $5.00  $5.01 - $10.00        option        per share
                                                   -------------    -------------  --------------        ------      ------------
Outstanding at 12/31/95                                                    50,000         206,000        256,000          6.14
Granted                                                  120,000           73,000               0        193,000          2.20
Exercised                                                      0                0               0              0
Forfeited                                                      0                0         (81,000)       (81,000)         8.32
                                                         -------          -------         -------        -------          ----
Outstanding at 12/31/96                                  120,000          123,000         125,000        368,000          3.60
Granted                                                  141,027                0               0        141,027          1.74
Exercised                                                      0                0               0              0
Forfeited                                                (35,000)               0        (113,000)      (148,000)         7.21
                                                         -------          -------         -------        -------          ----
Outstanding at 12/31/97                                  226,027          123,000          12,000        361,027          1.39
Granted                                                   20,000           13,000               0         33,000          1.64
Exercised                                                      0                0               0              0
Forfeited                                                (60,000)               0               0        (60,000)         1.58
                                                         -------          -------         -------        -------          ----
Outstanding at 12/31/98                                  186,027          136,000          12,000        334,027          1.38
                                                         =======          =======         =======        =======          ====

Exercisable at 12/31/98                                                                                  128,805
                                                                                                         =======

Plan shares available for future
grants                                                                                                   215,973
                                                                                                         =======

         The Company also has 805,288 warrants outstanding at December 31, 1998 at an exercise price of $1.875. These warrants were issued in 1996 with an estimated fair value of $1,393,000 and have a life of ten years.

         The weighted-average fair value of options granted is $1.32, $1.01, and $0.83 for the years ended December 31, 1998, 1997 and 1996, respectively. The weighted average remaining contractual life for all options outstanding is
7.7 years.

12.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceeding and other claims which may arise in the ordinary course of business. However, the company is not party to any material legal proceedings. The Company's commitments under lease agreements for equipment are not significant.

13.      SUBSEQUENT EVENT

         During February 1999, the Company granted 100,000 shares of restricted stock to an officer which have a fair value of approximately $300,000. The restricted stock vests after an additional seven years of employment by the officer. The grant is subject to shareholder approval. As a result of this grant, the Company's debt agreement requires the issuance of approximately 38,000 additional warrants to its primary lender at the fair value.

14.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           1998 Three Months Ended
                                                    (in thousands, except per share data)
                                             Mar 31         Jun 30          Sep 30        Dec 31
                                            -------        -------        --------       -------
Net Sales                                   $ 9,453        $ 9,678        $ 10,196       $ 9,520
Gross Profit                                  5,456          5,650           4,939         4,817
Net Income                                      454            174             442           784
Basic earnings per share                    $   .09        $   .03        $    .08       $   .14
Diluted earnings per share                  $   .08        $   .03        $    .08       $   .13

                                                           1998 Three Months Ended
                                                    (in thousands, except per share data)
                                             Mar 31         Jun 30          Sep 30        Dec 31
                                            -------        -------        --------       -------
Net Sales                                   $ 8,674        $ 8,451        $  9,157       $ 8,672
Gross Profit                                  4,964          4,951           4,969         4,834
Net Income (loss)                               184           (163)            275           346
Basic earnings (loss) per share
                                            $   .03        $  (.03)       $    .06       $   .06
Diluted earnings (loss) per share
                                            $   .03        $  (.03)       $    .06       $   .06

2.       FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedules of the Company are set forth herewith:

                             INTEGRITY INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                            Additions
                                                           Charged to
                                       Balance at Beg.      costs and                               Balance at
         Description                      Of Period         expenses          Deductions(1)       end of Period
         -----------                   ---------------     -----------        -------------       --------------
  1996
  Allowance for returns and
  doubtful accounts                         1,676             7,311              (7,303)              1,684

  1997
  Allowance for returns and
  doubtful accounts                         1,684             5,174              (6,046)                812

  1998
  Allowance for returns and
  doubtful accounts                           812             4,852              (4,968)                696


(1) Represents write-offs during the respective period for product returns and uncollectible accounts.



                                                           Charged to
                                       Balance at Beg.      costs and                              Balance at
         Description                      Of Period         expenses           Adjustments        end of Period
         -----------                   ---------------     -----------         -----------        -------------
  1996
  Valuation on deferred tax
  assets                                        0             1,067                                     1,067

  1997
  Valuation on deferred tax
  assets                                    1,067               218                                     1,285

  1998
  Valuation on deferred tax
  assets                                    1,285                                (785)                    500

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

                               INDEX TO EXHIBITS

                              Exhibit Description

            Exhibit
            Number
             3(i) Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8
                       (File No. 33-84584) filed on September 29, 1994).
             3(i).1 Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995
                       (incorporated by reference from Exhibit 3(I).1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
             3(ii) Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6,
                       1994).
              4.1 See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the Certificate of Incorporation, as amended, and Bylaws, as amended, of the Registrant defining rights of holders of Class A and Class B Common Stock of the
                       Registrant.
              4.2      Form of Class A Common Stock certificate of the
                       Registrant (incorporated by reference from Exhibit 4.2
                       to the Registrant's Registration Statement on Form S-1
                       (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

             10.1 Agreement dated as of June 1, 1994, by and between Integrity Music, Inc. and LCS Industries, Inc. (Portions of the foregoing have been granted confidential treatment.) (incorporated by reference from Exhibit
                       10.13 to the Registrant's Registration Statement on Form
                       S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
             10.2      Form of Continuity Club Membership Agreement
                       (incorporated by reference from Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File
                       No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
             10.3      Tax Indemnification Agreement by and between Integrity
                       Music, Inc. and P. Michael Coleman (incorporated by reference from Exhibit 10.41 to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6,
                       1994).
             10.4 Loan and Security Agreement, dated as of August 2, 1996, by and among Integrity Incorporated and Creditanstalt
                       Corporate Finance, Inc., (incorporated by reference from
                       Exhibit 10.1 to the Registrant's Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 1996).
             10.5      Stock Pledge Agreement, dated as of August 2, 1996, by
                       Integrity Incorporated in favor of Creditanstalt
                       Corporate Finance, Inc., (incorporated by reference from
                       Exhibit 10.2 to the Registrant's Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 1996).
             10.6 Conditional Assignment and Trademark Security Agreement, dated August 2, 1996, between Integrity Incorporated and
                       Creditanstalt Corporate Finance, Inc. (incorporated by reference from Exhibit 10.3 to the Registrant's
                       Quarterly Report on Form 10-Q for the quarter ended June
                       30, 1996).
             10.7      Collateral Assignment and Agreement, dated as of August
                       2, 1996, by and between Integrity Incorporated and Creditanstalt Corporate Finance, Inc., (incorporated by reference from Exhibit 10.4 to the Registrant's
                       Quarterly Report on Form 10-Q for the quarter ended June
                       30, 1996).


             10.8      Copyright Security Agreement, dated as of August 2,
                       1996, made by Integrity Incorporated in favor of
                       Creditanstalt Corporate Finance, Inc., (incorporated by
                       reference from Exhibit 10.5 to the Registrant's
                       Quarterly Report on Form 10-Q for the quarter ended June
                       30, 1996).
             10.9      Warrant Agreement, dated August 2, 1996, made by
                       Integrity Incorporated in favor of Creditanstalt
                       Corporate Finance, Inc., (incorporated by reference from
                       Exhibit 10.6 to the Registrant's Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 1996).
            10.10      Product Distribution Agreement by and between Integrity
                       Incorporated and Word, Inc., dated as of April 1, 1996.
                       (The foregoing is the subject of a request for
                       confidential treatment.) (incorporated by reference from
                       Exhibit 10.7 to the Registrant's Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 1996).
            10.11      First Amendment to Loan and Security Agreement, dated as
                       of February 14, 1997, by and among Integrity
                       Incorporated and Creditanstalt Corporate Finance, Inc.
                       (incorporated by reference from Exhibit 10.14 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1996).
            10.12      Amended and Restated Stock Pledge Agreement, dated as of
                       January 22, 1997, by Integrity Incorporated in favor
                       of Creditanstalt Corporate Finance, Inc.
                       (incorporated by reference from Exhibit 10.15 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1996). EXECUTIVE COMPENSATION
                       PLANS AND ARRANGEMENTS
            10.13      Integrity Music, Inc. Profit Sharing Plan (incorporated by reference from Exhibit 10.42 to the Registrant's Registration
                       Statement on Form S-1 (File No. 33-78582), and amendments
                       thereto, originally filed on May 6, 1994).
            10.14      1994 Management Incentive Plan (incorporated by
                       reference from Exhibit 10.43 to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582),
                       and amendments thereto, originally filed on May 6,
                       1994).
            10.15      Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference) from Exhibit 4(c) to the Registrant's Registration
                       Statement on Form S-8 (File No.
                       33-86126) filed on November 7, 1994).
            10.16      Form of Stock Option Agreement under the Integrity
                       Music, Inc. Long-Term Incentive Plan (incorporated by
                       reference from Exhibit 10.45 to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582),
                       and amendments thereto, originally filed on May 6,
                       1994).
            10.17      Integrity Music, Inc. 1994 Stock Option Plan for Outside Directors
                       (incorporated by reference from Exhibit 4(c) to the Registrant's
                       Registration Statement on Form S-8 (File No. 33-86128) filed on
                       November 7, 1994).
            10.18      Form of Indemnification Agreement (incorporated by
                       reference from Exhibit 10.47 to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582),
                       and amendments thereto, originally filed on May 6,
                       1994).
            10.19      Integrity Music, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994).
            10.20      Integrity Music, Inc. 401(k) Employee Savings Plan
                       (incorporated by reference from Exhibit 10.50 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1995).
            10.21      Amendment Number three to the Integrity Music, Inc.
                       401(k) Employee Savings Plan, dated as of April 2, 1997
                       (incorporated by reference from Exhibit 10.29 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1997).
            10.22      Defined Contribution Master Plan and Trust Agreement
                       relating to Non-Standardized Profit Sharing Plan
                       (incorporated by reference from Exhibit 10.51 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1995).
            10.23      Form of Key Employee Change in Control Agreement
                       (incorporated by reference from Exhibit 10.33 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1995).


            10.24      Integrity Incorporated 1995 Cash Incentive Plan
                       (incorporated by reference from Exhibit 10.34 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1995).
            10.25      Integrity Incorporated Severance Agreement (incorporated
                       by reference from Exhibit 10.35 to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1995).
            10.26      Employment Agreement by and among Integrity Incorporated
                       and Jerry Weimer dated as of March 28, 1996
                       (incorporated by reference from Exhibit 10.28 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1996).
            10.27      Employment Agreement by and among Integrity Incorporated
                       and Don Moen dated as of October 1, 1998.
            10.28      Employment Agreement by and among Integrity Incorporated
                       and Daniel McGuffey dated as of January 1, 1998.
            11         Statement of Computation of Per Share Earnings
            21         Subsidiaries of the Registrant
            23         Consent of Independent Accountant
            27         Financial Data Schedule (for SEC only)

(b)      Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 1999.

                                          INTEGRITY INCORPORATED



                                          By:            /s/ P. Michael Coleman
                                             ----------------------------------
                                          P. Michael Coleman
                                          Chairman, President and
                                          Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 12, 1999.


                       Signature                                                    Title
                 /s/ P. Michael Coleman
---------------------------------------------
                   P. Michael Coleman                          Chairman, President and Chief Executive Officer
                                                               (Principal Executive Officer)

                /s/ Alison S. Richardson
---------------------------------------------
                  Alison S. Richardson                         Senior Vice President, Finance and Administration
                                                               (Principal Financial and Accounting Officer)

                  /s/ Jean C. Coleman
---------------------------------------------
                    Jean C. Coleman                            Director

                   /s/ John B. Ellis
---------------------------------------------
                     John B. Ellis                             Director

                 /s/ Charles V. Simpson
---------------------------------------------
                   Charles V. Simpson                          Director

                 /s/ Heeth Varnedoe III
---------------------------------------------
                   Heeth Varnedoe III                          Director