Form 10-Q
period 1999-03-31
INTEGRITY INC
filed 1999-05-14
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    March 31, 1999    Commission File No. 0-24134

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


Yes     X       No
     -------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                                Outstanding at May 7, 1999
-----                                                --------------------------
Class A Common Stock, $0.01 par value                        2,079,000
Class B Common Stock, $0.01 par value                        3,435,000

FINANCIAL INFORMATION
Item 1.  Financial Statements

                             INTEGRITY INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Mar 31, 1999   Dec 31, 1998
                                                                                     ------------   ------------
ASSETS                                                                                (Unaudited)
Current Assets
 Cash                                                                                    $    656       $    989
 Trade receivables, less allowance for returns and doubtful accounts of $835
                   and $696                                                                 5,452          4,913
 Other receivables                                                                          1,944          1,637
 Inventories                                                                                3,970          4,528
 Other current assets                                                                       2,816          3,831
                                                                                         --------       --------
    Total current assets                                                                   14,838         15,898

Property and equipment, net of accumulated depreciation of $3,712 and $3,575                3,393          3,473
Product masters, net of accumulated amortization of $12,142 and $11,325                     8,654          9,050
Other assets                                                                                3,122          3,196
                                                                                         --------       --------
       Total assets                                                                      $ 30,007       $ 31,617
                                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt                                                       $  1,764       $  1,847
 Accounts payable and accrued expenses                                                      1,526          2,732
 Royalties payable                                                                            820            569
 Other current liabilities                                                                    708            923
                                                                                         --------       --------
  Total current liabilities                                                                 4,818          6,071

Long-term debt                                                                             10,700         11,121
Other long-term liabilities                                                                    55             60
                                                                                         --------       --------
  Total liabilities                                                                        15,573         17,252
                                                                                         --------       --------

Commitments and contingencies                                                                  --             --

Minority interest                                                                           1,215          1,384
                                                                                         --------       --------

Stockholders' Equity
 Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
            Outstanding                                                                         0              0
 Class A common stock, $.01 par value; 7,500,000 shares authorized;
            2,079,000 shares issued and outstanding                                            21             21
 Class B common stock, $.01 par value, 10,500,000 shares authorized;
            3,435,000 shares issued and outstanding                                            34             34
 Additional paid-in capital                                                                13,428         13,428
 Accumulated deficit                                                                         (226)          (449)
 Equity adjustments from foreign translation                                                  (38)           (53)
                                                                                         --------       --------
  Total stockholders' equity                                                               13,219         12,981
                                                                                         --------       --------
   Total liabilities and stockholders' equity                                            $ 30,007       $ 31,617
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          Three Months Ended March 31
                                                          ---------------------------
                                                             1999                1998
                                                          -------             -------
Net sales                                                 $11,045             $ 9,453
Cost of sales                                               5,223               3,997
                                                          -------             -------
Gross profit                                                5,822               5,456

Marketing and fulfillment expenses                          2,662               2,157
General and administrative expenses                         2,330               2,416
                                                          -------             -------
   Income from operations                                     830                 883

Other expenses
   Interest expense, net                                      375                 377
   Other expenses                                              18                   1
                                                          -------             -------
   Income before minority interest and taxes                  437                 505
                                                          -------             -------
Provision for income taxes                                    156                   6
Minority interest, less applicable taxes                       58                  44
                                                          -------             -------
Net income                                                    223                 455
                                                          =======             =======

Adjustments to determine comprehensive income
Foreign currency translation adjustments                       15                 (13)
                                                          -------             -------
Comprehensive income                                          238                 442
                                                          =======             =======
EARNINGS PER SHARE
   Basic                                                  $  0.04             $  0.08
                                                          =======             =======
   Diluted                                                $  0.04             $  0.08
                                                          =======             =======

Weighted average number of shares outstanding
   Basic                                                    5,514               5,514
   Diluted                                                  6,069               5,514

              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        Three Months Ended March 31
                                                                        ---------------------------
                                                                         1999                  1998
                                                                        -----                 -----
Cash flows from operating activities
Net income                                                              $ 223                 $ 455
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                          284                   233
   Amortization of product masters                                        830                   564
   Minority interest                                                       58                    44
    Changes in operating assets and liabilities
       Trade receivables                                                 (539)                 (351)
       Other receivables                                                 (307)                  181
       Inventories                                                        558                  (413)
       Other assets                                                       942                   448
       Accounts payable, royalties payable and
       Accrued expenses                                                  (955)                 (579)
       Other current and non current liabilities                         (172)                   66
                                                                        -----                 -----
Net cash provided by operating activities                                 922                   648
                                                                        -----                 -----
Cash flows from investing activities
   Purchases of property and equipment                                    (57)                 (114)
   Distribution to joint venture partner                                 (260)                    0
   Payments for product masters                                          (434)                 (425)
                                                                        -----                 -----
Net cash used in investing activities                                    (751)                 (539)
                                                                        -----                 -----
Cash flows from financing activities
   Net borrowings under line of credit                                     22                   418
   Principal payments of long-term debt                                  (526)                 (496)
                                                                        -----                 -----
      Net cash used in financing activities                              (504)                  (78)
                                                                        -----                 -----
Net (decrease) increase in cash                                          (333)                   31
Cash, beginning of year                                                   989                   523
                                                                        -----                 -----
Cash, end of year                                                       $ 656                 $ 554
                                                                        =====                 =====

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1999 AND MARCH 31, 1998
                                  (UNAUDITED)


BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

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

         Integrity Music Europe Ltd. was formed in 1988; Integrity Music Pty. Ltd. was formed in 1991; and Integrity Media Asia Pte. Ltd. was formed in 1995. These wholly-owned subsidiaries of the Company serve to expand the Company's presence in Western Europe, Australia and New Zealand; and Singapore, respectively. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Word Entertainment's interest in the joint venture is presented as a minority interest in these financial statements, as the joint venture is controlled by the Company.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report, dated December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Integrity Music Pty. Ltd., Integrity Music Europe, Ltd., Integrity Media Asia Pte. Ltd. and Celebration Hymnal LLP. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         Revenue is recognized at the time of shipment. Provisions are made based on estimates derived from historical data for sales returns and allowances in the period in which the related products are shipped. The full amount of the returns allowance is shown, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements. Generally, revenue derived from licensing the use of songs in the Company's song catalogs is recognized as payments are received from licensees.

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs expensed for the three months ended March 31, 1999 and 1998 approximated $1.4 million and $1.1 million, respectively.

PRODUCT MASTERS

         Product masters, which include sound recordings and print masters, are amortized over their future estimated useful lives using a method that reasonably relates to the amount of net revenue expected to be realized. Management periodically reviews the product masters amortization rates and adjusts the rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimatable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, the cost of the equipment used to record and produce the master and the cost of the studio facility used.

EARNINGS PER SHARE OF COMMON STOCK

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average of common shares outstanding for the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average of common shares outstanding assuming issuance of potential dilutive common shares related to options, warrants, convertible debt, or other stock agreements.

LONG TERM DEBT

         The Company has a $19 million credit agreement with a financial institution, which includes a $6 million revolving credit facility and a $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender holds warrants exercisable for up to 12.5% of the Company's Class A common stock. The warrants have an exercise price of $1.875 and expire in 10 years. Under the terms of the financing agreement, the warrants became exercisable in August 1998. During the three months ended March 31, 1999, the Company amended its credit agreement to adjust certain covenant restrictions for future periods. The nature of the revised covenants are consistent with the previous covenants; however, the financial ratios are somewhat less restrictive.

STOCKHOLDER'S EQUITY AND OPTIONS

         During February 1999, and subject to shareholder approval, the Company granted to an officer 100,000 shares of restricted Class A Common Stock. The restricted stock cliff vests after an additional seven years of employment by the officer. The fair value of the stock on the date of grant was approximately $300,000 and will be amortized to expense over the vesting period. As a result of the grant, the Company's debt agreement requires the issuance of approximately 38,000 additional warrants to its primary lender.

SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                         Three months ended March 31
                                                                         ---------------------------
                 Net Sales                                                   1999               1998
                                                                         --------           --------
                 Direct to consumer                                      $  3,468           $  3,104
                 Retail                                                     4,522              3,409
                 International                                              1,629              1,395
                 Other                                                      1,512              1,340
                 Eliminations                                                 (86)               205
                                                                         --------           --------
                                                                         $ 11,045           $  9,453
                                                                         ========           ========
                 Operating profit (before minority interest)
                 Direct to consumer                                      $    561           $    745
                 Retail                                                     1,048                833
                 International                                                350                381
                 Other                                                        740                595
                                                                         --------           --------
                                                                            2,699              2,554
                 General corporate expense                                  1,887              1,672
                 Interest expense, net                                        375                377
                                                                         --------           --------
                 Income before income taxes and minority
                 interest                                                $    437           $    505
                                                                         ========           ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Total net sales increased $1.5 million or 16.8% to $11.0 million for the three months ended March 31, 1999, as compared to $9.5 million during the three months ended March 31, 1998. The increase in revenue is primarily attributable to increased volume in the retail segment. Sales in the retail segment increased $1.1 million or 32.6% to $4.5 million, compared to $3.4 million in the same period in 1998 due to strong releases in the first quarter of 1999. Sales in the direct to consumer segment increased $.4 million or 11.7% to $3.5 million, as compared to $3.1 million for the same period in 1998 due to a successful launch of the new greeting card continuity club, Integrity Notes. International sales grew by 16.7% to $1.6 million, as compared to $1.4 million in the same period in 1998. Sales in the Other segment increased by 12.8% to $1.5 million, as compared to $1.3 million in the same period in 1998. New product sales in all segments amounted to $2.9 million or 26.8% of net revenue for the three months ended March 31, 1999, as compared to $1.9 million or 20.0% of net revenue for the same period in 1998.

         Gross profit increased to $5.8 million or 52.7% of sales, as compared to $5.5 million or 57.7% of sales, for the three month periods ended March 31, 1999 and 1998, respectively. In the first quarter the cost of goods sold increased, in part due to the sales increase but also reflecting a sales mix with a higher-than-usual proportion of distributed and artist products, which have lower margins. The sales mix is likely to even out over the course of the year, returning to historical gross margins.

         Marketing and fulfillment expenses increased 23.4% to $2.7 million or 24.1% of net sales for the three months ended March 31, 1999, as compared with $2.2 million or 22.8% of net sales for the same period in 1998. The increase in marketing and fulfillment expenses as a percent of sales is primarily attributable to increased marketing for Integrity Notes, a new greeting card continuity series in the direct to consumer division. Other new marketing programs launched during the quarter designed to further increase the Company's market share also contributed to the overall increase in marketing and fulfillment expenses.

         General and administrative expenses decreased to $2.3 million or 21.1% of net sales for the three months ended March 31, 1999, as compared to $2.4 million or 25.6% of net sales for the same period in 1998. The decrease from the 1998 period is primarily attributable to cost controls put in place by management and the ability of our current work force to demonstrate productivity improvements to manage the increased volume.

         Interest expense was relatively flat for the three months ended March 31, 1999 as compared with the same period in 1998.

         The Company recorded an income tax provision of $156,000 and $6,000 for the three months ended March 31, 1999 and 1998, respectively. The Company's effective tax rate for the first quarter of 1999 was 35.6%. The first quarter's income tax provision effective rate is the product of applying current tax rates against the taxable income generated by the Company. The Company has made no adjustments to its valuation allowance of $500,000 against its deferred tax asset since December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been debt service and the production and recording of product masters to build the Company's product master library. The Company believes that funds generated from operations, together with existing cash and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth for the foreseeable future.

         During the first quarter the Company amended its existing $19 million financing agreement to amend certain covenant restrictions for future periods. For the periods ended March 31, 1999 and 1998, the Company had average borrowings under the credit agreement of $12.7 million and $15.1 million at average rates of 9.8% and 8.5%, respectively. At March 31, 1999, the Company had $1.9 million available to borrow under this agreement. Scheduled principle payments for indebtedness aggregated $526,000 and $496,000 for the three months ended March 31, 1999 and 1998, respectively.

         Cash generated from operations totaled $922,000 and $648,000 in the three months ended March 31, 1999 and 1998, respectively. The use of cash varies from quarter to quarter based, among other things, on product releases and scheduled marketing promotions.

         Capital expenditures totaled $57,000 and $114,000 for the three months ended March 31, 1999 and 1998, respectively. Capital expenditures during 1999 and 1998 included computer equipment and capital improvements to existing buildings.

         Other significant uses of cash were $434,000 and $425,000 for investment in product masters for the three months ended March 31, 1999 and 1998, respectively. Product masters, which include sound recordings, print masters and video masters, both live action and animated, are amortized over their future estimated useful lives using a method that reasonably relates to the amount of net revenue expected to be realized. The cost of producing a product master includes the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, the cost of the equipment used to record and produce the master and and the cost of the studio facility used. Current book value for product masters is $8.7 million. From time to time, the Company analyzes the book value of its product masters and adjusts such value, as necessary, for those product masters not expected to recoup recording costs.

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

         During 1998, the Company formed a Year 2000 committee to identify and address any potential Year 2000 problems with the Company's internal IT systems, non-IT systems and products, as well as with its suppliers, distributors, contractors and service providers. This phase involved a review of all IT and significant non-IT systems and Company products, and testing of the Company's IT systems and significant non-IT systems. The Company completed this phase in February 1999 and determined that its internal IT systems are Year 2000 compliant, including all in-house software. In addition, the Company plans to perform a full scale Year 2000 simulation of its IT systems in May 1999.

         Except for the Company's telephone system, which will be replaced with a Year 2000 compliant telephone system in April 1999, the Company has determined that all internal non-IT systems and products either are Year 2000 compliant or that a Year 2000 problem with such non-IT system or product will not be material to the Company's operation. In making this determination, the Company relied upon representations from certain third parties, including the vendors of its significant studio and recording equipment.

         The Company's business depends upon the accurate and timely fulfillment of certain operations contracted to third-party service providers and manufacturers, including Word in the retail market segment, LCS Industries, Inc., located in Clifton, New Jersey, in the direct to consumer segment, numerous international distributors in the international segment, and Eva-Tone, Inc., located in Clearwater, Florida, in the production of musical recordings from the Company's master recordings. In February 1999, the Company developed a Year 2000 compliance questionnaire and solicited its principal suppliers, distributors, contractors and service providers to determine such party's Year 2000 status. The Company's key US vendors and distributors have provided the Company with assurances that their systems are compliant, as well as contingency plans where necessary. The most significant distributors in the international segment have not been able to provide any assurances their systems are or will become Year 2000 compliant.

         Costs to Address Year 2000

         The total cost associated with the Company's Year 2000 remediation is not expected to exceed $40,000 or to be material to the Company's financial condition or results of operations. The Company has not employed any outside consultants regarding Year 2000 remediation and has not made any significant Year 2000 expenditures through the end of March 1999. The Company anticipates spending approximately $25,000 in April 1999 to replace its non-Year 2000 compliant telephone system. All other Year 2000 remediation costs will be incurred in the form of compensation and benefits of internal employees working on the Company's Year 2000 project.

         The Company's Year 2000 Risks and Contingency Plan

         There can be no assurance that unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's financial condition or results of operations. Such problems could result in a diversion of resources away from the Company's core business and the Company's inability to efficiently sell and ship products to distributors, collect accounts receivable in a timely manner, and produce and market new products. These issues could in turn lead to significant additional operating costs and a decrease in product sales, as well as damage the Company's reputation in the industry. Upon a Year 2000 failure by one of the Company's domestic contractors or service providers, including Word, LCS or Eva-Tone, the Company's contingency plan includes utilizing alternate distributors, contractors and service providers and moving certain fulfillment functions in-house, such as order and payment processing. However, because of the volume of transactions that could be required to be performed upon the failure of a contractor such as LCS, the Company cannot be certain it would be able to timely fulfill its domestic orders in-house, and as a result, the Company could suffer a significant decline in sales.

         However, the most likely worst case Year 2000 scenario is that the Company's international distributors will encounter Year 2000 problems and will not be able to utilize their systems for some period of time to efficiently sell and distribute the Company's products overseas. The Company is developing a contingency plan to address this scenario pursuant to which the Company would utilize alternate distributors and its foreign subsidiaries to fulfill international orders. Currently, no individual international distributor distributes an amount of product that is material to the Company's overall results of operations or financial condition. However, due to the number and diversity of environments in which these distributors operate, the Company cannot be certain that it would be able to timely fulfill international orders under these circumstances and that such a Year 2000 problem would not have a material adverse effect on the Company's financial condition or results of operation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   (A) EXHIBITS

EXHIBIT
NUMBER             EXHIBIT DESCRIPTION
3(i)               Certificate of Incorporation of the Registrant, as amended
                   (incorporated by reference from Exhibit 4(a) to the
                   Registrant's Registration Statement on Form S-8 (File No.
                   33-84584) filed on September 29, 1994).
3(i).1             Certificate of Amendment to the Certificate of Incorporation
                   of the Registrant, dated July 21, 1995, (incorporated by
                   reference from Exhibit 3(i).1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   1995).
3(ii)              Bylaws of the Registrant, as amended (incorporated by
                   reference from Exhibit 3(ii) to the Registrant's
                   Registration Statement on Form S-1 (File No. 33-78582), and
                   amendments thereto, originally filed on May 6, 1994).
10.1               Second Amendment to Loan and Security Agreement, dated as of
                   March 31, 1999, by and among Integrity Incorporated and Bank
                   Austria Creditanstalt Corporate Finance, Inc.
27                 Financial Data Schedule (for SEC use only).

                   (B) REPORT ON FORM 8-K
                   There were no reports on Form 8-K filed for the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INTEGRITY INCORPORATED


Date:  May 7, 1999                           /s/ P. Michael Coleman
------------------                           -----------------------------
                                             P. Michael Coleman
                                             Chairman, President and Chief
                                             Executive Officer


Date:  May 7, 1999                           /s/ Alison S. Richardson
------------------                           -----------------------------
                                             Alison S. Richardson
                                             Senior Vice President,
                                             Finance and Administration