Form 10-Q
period 1999-06-30
INTEGRITY INC
filed 1999-08-12
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended     June 30, 1999    Commission File No. 0-24134
                                                                        -------

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


Yes [X]       No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                                              Outstanding at August 10, 1999
-----                                                              ------------------------------
Class A Common Stock, $0.01 par value                                        2,179,000
Class B Common Stock, $0.01 par value                                        3,435,000

FINANCIAL INFORMATION
Item 1.  Financial Statements

                              INTEGRITY INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        June 30, 1999        Dec. 31, 1998
                                                                                        -------------        -------------

ASSETS                                                                                   (Unaudited)
Current Assets
   Cash                                                                                  $   1,101           $     989
   Trade receivables, less allowance for returns and doubtful accounts of $1,080
                     and $696                                                                5,921               4,913
   Other receivables                                                                           996               1,637
   Inventories                                                                               4,114               4,528
   Other current assets                                                                      2,925               3,831
                                                                                         ---------           ---------
      Total current assets                                                                  15,057              15,898

Property and equipment, net of accumulated depreciation of $3,840 and $3,575                 3,440               3,473
Product masters, net of accumulated amortization of $10,663 and $11,325                      9,063               9,050
Other assets                                                                                 3,046               3,196
                                                                                         ---------           ---------
      Total assets                                                                       $  30,606           $  31,617
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                     $   1,106           $   1,847
   Accounts payable and accrued expenses                                                     2,593               2,732
   Royalties payable                                                                           771                 569
   Other current liabilities                                                                  1,134                 923
                                                                                         ---------           ---------
      Total current liabilities                                                              5,604               6,071

Long-term debt                                                                              10,386              11,121
Other long-term liabilities                                                                     52                  60
                                                                                         ---------           ---------
      Total liabilities                                                                     16,042              17,252
                                                                                         ---------           ---------

Commitments and contingencies                                                                   --                  --

Minority interest                                                                            1,049               1,384
                                                                                         ---------           ---------
Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
                     Outstanding                                                                 0                   0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
                     2,179,000 and 2,179,000 shares issued and outstanding                      22                  21
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
                     3,435,000 shares issued and outstanding                                    34                  34
   Additional paid-in capital                                                               13,914              13,428
   Unearned compensation                                                                      (352)                  0
   Accumulated Deficit                                                                         (70)               (449)
   Equity adjustments from foreign currency translation                                        (33)                (53)
                                                                                         ---------           ---------
      Total stockholders' equity                                                            13,515              12,981
                                                                                         ---------           ---------
         Total liabilities and stockholders' equity                                      $  30,606           $  31,617
                                                                                         =========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three Months Ended                     Six Months Ended
                                                                             June 30                                June 30
                                                                      1999               1998               1999               1998
                                                                      ----               ----               ----               ----
Net sales                                                        $  10,513          $   9,678          $  21,558          $  19,131
Cost of sales                                                        4,664              4,028              9,887              8,025
                                                                 ---------          ---------          ---------          ---------
Gross profit                                                         5,849              5,650             11,671             11,106

Marketing and fulfillment expenses                                   2,892              2,575              5,554              4,732
General and administrative expenses                                  2,365              2,330              4,695              4,746
                                                                 ---------          ---------          ---------          ---------
   Income from operations                                              592                745              1,422              1,628

Other expenses
   Interest expense, net                                               304                400                679                777
   Other expenses                                                      (24)               (22)                (6)                 4
                                                                 ---------          ---------          ---------          ---------
   Income before minority interest and taxes                           312                367                749                847
Provision for income taxes                                             104                 83                260                 96
Minority interest, less applicable taxes                                52                110                110                122
                                                                 ---------          ---------          ---------          ---------
Net income                                                       $     156          $     174          $     379          $     629
                                                                 =========          =========          =========          =========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                                (5)                (7)                20                  6
                                                                 ---------          ---------          ---------          ---------
Comprehensive income                                             $     151          $     167          $     399          $     635
                                                                 =========          =========          =========          =========
EARNINGS PER SHARE
   Basic                                                         $    0.03          $    0.03          $    0.07          $    0.11
                                                                 =========          =========          =========          =========
   Diluted                                                       $    0.03          $    0.03          $    0.06          $    0.11
                                                                 =========          =========          =========          =========

Weighted average number of shares outstanding
   Basic                                                             5,580              5,514              5,543              5,514
   Diluted                                                           6,004              5,514              6,041              5,514

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Six months Ended June 30
                                                                                              ------------------------
                                                                                              1999                1998
                                                                                              ----                ----
Cash flows from operating activities
Net income                                                                               $     379           $     629
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                                               558                 466
   Amortization of product masters                                                           1,336               1,080
   Minority interest                                                                           110                 122
   Stock compensation                                                                           23                   0
    Changes in operating assets and liabilities
       Trade receivables                                                                    (1,008)             (1,413)
       Other receivables                                                                        (1)               (120)
       Inventories                                                                             414               1,075
       Other assets                                                                          1,588                 228
       Accounts payable, royalties payable and
                     Accrued expenses                                                           63                (431)
       Other current and non current liabilities                                               223                 411
                                                                                         ---------           ---------
Net cash provided by operating activities                                                    3,685               2,047
                                                                                         ---------           ---------
Cash flows from investing activities
   Purchases of property and equipment                                                        (232)               (182)
   Distributions to joint venture partner                                                     (510)                  0
   Payments for product masters                                                             (1,349)             (1,120)
                                                                                         ---------           ---------
Net cash used in investing activities                                                       (2,091)             (1,302)
                                                                                         ---------           ---------

Cash flows from financing activities
   Net (repayments) borrowings under line of credit                                           (317)                575
   Principal payments of long-term debt                                                     (1,165)             (1,326)
                                                                                         ---------           ---------
      Net cash used in financing activities                                                 (1,482)               (751)
                                                                                         ---------           ---------
Net (decrease) increase in cash                                                                112                  (6)
Cash, beginning of year                                                                        989                 523
                                                                                         ---------           ---------
Cash, end of period                                                                      $   1,101           $     517
                                                                                         =========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report, dated December 31, 1998. The unaudited condensed financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments and the nonrecurring billing adjustment described below, considered necessary for a fair presentation of results for the interim period, have been included.

         During the six months ended June 30, 1999, the Company recorded certain adjustments to correct an inadvertent overstatement of shipping and handling revenue resulting from software modifications carried out last year. This situation, which affected only one portion of the Company's direct to consumer segment, had no impact on customers, has been rectified, and had an immaterial impact on all prior periods. The impact of these adjustments in 1999 was to reduce net sales by $.3 million and $.2 million, gross profit by $.3 million and $.2 million and net income by $.2 million and $.1 million for the three and six month periods ended June 30, 1999, respectively.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

         Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company, the Celebration Hymnal LLC, and its wholly-owned subsidiaries, which include Integrity Music Pty. Ltd., Integrity Music Europe, Ltd., Integrity Media Asia Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs expensed for the six months ended June 30, 1999 and 1998 approximated $2.9 million and $2.4 million, respectively.

PRODUCT MASTERS

         Product masters, which include sound recordings and print masters, are amortized over their future estimated useful lives using a method that reasonably relates to the amount of net revenue expected to be realized. Management regularly reviews the product masters amortization rates and adjusts the rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimatable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, the cost of the equipment used to record and produce the master and the cost of the studio facility used.

EARNINGS PER SHARE OF COMMON STOCK

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average of common shares outstanding for the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average of common shares outstanding assuming issuance of potential dilutive common shares related to options and warrants.

LONG TERM DEBT

         The Company has a $19 million credit agreement with a financial institution, which includes a $6 million revolving credit facility and a $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender holds warrants exercisable for approximately 12.5% of the Company's Class A common stock. The warrants have an exercise price of $1.875 and expire August 6, 2006. Under the terms of the financing agreement, the warrants became exercisable in August 1998. During the six months ended June 30, 1999, the Company amended its credit agreement to adjust certain covenant restrictions for future periods. The nature of the revised covenants are consistent with the previous covenants; however, the financial ratios are somewhat less restrictive.

STOCKHOLDERS' EQUITY AND OPTIONS

         During February 1999 the Company granted to an officer 100,000 shares of restricted Class A Common Stock, which was issued in May 1999. The restricted stock cliff vests after an additional seven years of employment by the officer. The fair value of the stock on the date of grant was approximately

$375,000 and is being amortized to expense over the vesting period. As a result of the grant, the Company's debt agreement required the issuance of approximately 35,000 additional warrants to its primary lender with terms that are consistent with their initial grant. The fair value of these warrants of approximately $109,000 has been recorded as additional discount on the long-term debt. The fair value of the warrants was determined based on a Black-Scholes option pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.5%, expected life of 5 years, and volatility of 95%.

SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                                   Six months ended June 30
                   Net Sales                                                       1999                1998
                   ---------                                                       ----                ----
                   Direct to consumer                                          $  6,893            $  6,748
                   Retail                                                         9,825               7,595
                   International                                                  3,510               3,008
                   Other                                                          2,469               3,118
                   Eliminations                                                  (1,139)             (1,338)
                                                                               --------            --------
                                                                               $ 21,558            $ 19,131
                                                                               ========            ========
                   Operating profit (before minority interest)
                   Direct to consumer                                          $    965            $  1,161
                   Retail                                                         2,204               2,007
                   International                                                    809                 641
                   Other                                                            119                 306
                                                                               --------            --------
                   Consolidated                                                   4,097               4,115
                   General corporate expense                                      2,669               2,491
                   Interest expense, net                                            679                 777
                                                                               --------            --------

                   Income before income taxes and minority
                   interest                                                    $    749            $    847
                                                                               ========            ========


                                                                                 Three months ended June 30
                   Net Sales                                                       1999                1998
                   ---------                                                       ----                ----
                   Direct to consumer                                          $  3,425            $  3,644
                   Retail                                                         5,303               4,186
                   International                                                  1,881               1,613
                   Other                                                            957               1,778
                   Eliminations                                                  (1,053)             (1,543)
                                                                               --------            --------
                                                                               $ 10,513            $  9,678
                                                                               ========            ========
                   Operating profit (before minority interest)
                   Direct to consumer                                          $    404            $    416
                   Retail                                                         1,156               1,174
                   International                                                    459                 260
                   Other                                                            (41)                278
                                                                               --------            --------
                   Consolidated                                                   1,978               2,128
                   General corporate expense                                      1,362               1,361
                   Interest expense, net                                            304                 400
                                                                               --------            --------
                   Income before income taxes and minority
                   interest                                                    $    312            $    367
                                                                               ========            ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $2.5 million or 13.1% to $21.6 million for the six months ended June 30, 1999, as compared to $19.1 million during the six months ended June 30, 1998. For the quarter ended June 30, 1999, net sales increased $800,000 or 8.3% to $10.5 million, from $9.7 million in the same period in 1998. New product sales in all segments amounted to $5.9 million or 27.4% of net revenue for the six months ended June 30, 1999, as compared to $4.8 million or 26.9% of net revenue for the same period in 1998. The increases in revenue for both the three and six month periods are primarily attributable to increased volume in the retail segment. During the six month period ended June 30, 1999, sales in the retail segment increased $2.2 million or 28.9% to $9.8 million, compared to $7.6 million in the same period in 1998. For the quarter ended June 30, 1999, sales in the retail segment increased 26.1% to $5.3 million, compared to $4.2 million during the same period in 1998. The increase in the three month and six months periods were both due to strong releases during the first six months of 1999. A leading product in the retail segment is WOW, a double CD, that accounted for $1.0 million in sales in the second quarter. International sales for the six month period grew by 16.7% to $3.5 million, as compared to $3.0 million in the same period in 1998, while international sales for the three month period increased 18.8% to $1.9 million in 1999. International sales growth was experienced in all significant territories including Singapore where revenue increased 28.5% during the six month period. Direct to consumer sales were relatively flat for the six month period at $6.8 million and decreased by approximately $219,000 to $3.4 million during the three month period ended June 30, 1999. Direct to consumer sales were negatively impacted by approximately $300,000 and $200,000 during the three and six month periods ended June 30, 1999 due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications carried out last year. This situation, which affected only one portion of the Company's direct to consumer segment, had no impact on customers, has been rectified, and had an immaterial impact on all prior periods.

         Gross profit increased to $11.7 million or 54.2% of sales, as compared to $11.1 million or 58.1% of sales, for the six month periods ended June 30, 1999 and 1998, respectively. During the first six months, the sales mix included a higher-than-usual proportion of distributed and artist products, which have lower gross margin percentages. The gross margin percentages in the retail segment were negatively impacted with the sales of WOW. Although the album has generated significant revenues, it was created in partnership with two other record companies, and, as a result, the Company's margin is significantly lower due to higher royalties. Gross profit was also negatively impacted by approximately $300,000 and $200,000 during the three and six month periods ended June 30, 1999, as a result of the billing adjustments in the direct-to-consumer segment discussed above. Management expects that the sales mix is likely to continue to focus in the retail segment over the course of the year, which may keep gross margins lower than in previous years. Gross profit for the quarter ended June 30, 1999 was $5.8 million or 55.2% of sales, as compared to $5.7 million or 58.8% of sales for the same period in 1998. The factors that contributed to the decrease during the three month period are consistent with those described above. While gross margins for the retail segment are lower, operating profit margins from the retail segment were 22.4% and 26.4% for the six months ended June 30, 1999 and June 30, 1998, respectively, compared with 14.0% and 17.2% for the direct to consumer segment for the same periods.

         Marketing and fulfillment expenses increased 19.1% to $5.6 million or 25.9% of net sales for the six months ended June 30, 1999, as compared with $4.7 million or 24.6% of net sales for the same period in 1998. For the quarter ended June 30, 1999, marketing and fulfillment expenses were $2.9 million or 27.6% of net sales, compared to $2.6 million or 26.8% of net sales for the same period in 1998. The increases in marketing and fulfillment expenses as a percent of sales are primarily attributable to increased marketing for Integrity Notes, a new greeting card continuity series in the direct to consumer division. Other new marketing programs launched during the six months designed to further increase the Company's market share also contributed to the overall increase in marketing and fulfillment expenses.

         General and administrative expenses remained constant at $4.7 million or 21.8% of net sales for the six months ended June 30, 1999, as compared to $4.7 million or 24.6% of net sales for the same period in 1998. For the quarter ended June 30, 1999, general and administrative expenses were $2.4 million or 22.9% of net sales, compared to $2.3 million or 23.7% of net sales for the same period in 1998.

         Interest expense decreased to $304,000 and $679,000 for the three and six months ended June 30, 1999 as compared with $400,000 and $777,000 for the same periods in 1998. The decrease was the result of lower average debt levels in the first six months of 1999. The average interest rate for the six months ended June 30, 1999 and 1998 was 10.3% and 9.4%, respectively.

         The Company recorded an income tax provision of $260,000 and $96,000 for the six months ended June 30, 1999 and 1998, respectively. The Company's effective tax rate for the first six months of 1999 was 37.1%. The period's income tax provision effective rate is the product of applying current tax rates against the taxable income generated by the Company. The Company has made no adjustments to its valuation allowance of $500,000 against its deferred tax asset since December 31, 1998.

         Net income for the quarter and for the year-to-date period was also reduced by approximately $200,000 and $100,000 respectively, as a result of the non-recurring billing adjustment discussed above.

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

         Late in the first quarter the Company revised its existing $19 million financing agreements to implement less restrictive financial covenants so that it has more flexibility in making future operating decisions, capital expenditures and product development. For the periods ended June 30, 1999 and 1998, the Company had average borrowings under the credit agreement of $13.1 million and $16.5 million at average rates of 10.3% and 9.4%, respectively. At June 30, 1999, the Company had $2.2 million available to borrow under this agreement. Cash generated from operations totaled $3.7 million and $2.0 million in the six months ended June 30, 1999 and 1998, respectively. The use of cash varies from quarter to quarter based, among other things, on product releases and scheduled marketing promotions.

         The Company's primary uses of cash are to (1) repay existing debt and
(2) to invest in the development of product masters to maintain the Company's quality creative releases. The Company made principle payments on its term loan of $1.0 million and $750,000 for the six months ended June 30, 1999 and 1998, respectively. The investments in product masters for the six months ended June 30, 1999 and 1998 totaled $1.3 and $1.1 million, respectively. The current book value for product masters is $9.1 million.

         Capital expenditures for computer equipment and capital improvements to existing buildings totaled $232,000 and $182,000 for the six months ended June 30, 1999 and 1998, respectively.

         During the six month period ended June 30, 1999, the Company made distributions in the aggregate of $510,000 to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment.

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

-    to efficiently manufacture, sell and ship existing products to distributors

-    to collect accounts receivable, and

-    to produce and effectively market new products.

         During 1998, the Company formed a Year 2000 committee to identify and address any potential Year 2000 problems with the Company's internal IT systems, non-IT systems and products, as well as with its suppliers, distributors, contractors and service providers. This phase involved a review of all IT and significant non-IT systems and Company products, and testing of the Company's IT systems and significant non-IT systems. The Company completed this phase in February 1999 and determined that its internal IT systems are Year 2000 compliant, including all in-house software. In addition, the Company performed a successful full scale Year 2000 simulation of its IT systems in May 1999.

         The Company has determined that all internal non-IT systems and products either are Year 2000 compliant or that a Year 2000 problem with such non-IT system or product will not be material to the Company's operation. In making this determination, the Company relied upon representations from certain third parties, including the vendors of its significant studio and recording equipment.

         The Company's business depends upon the accurate and timely fulfillment of certain operations contracted to third-party service providers and manufacturers, including Word in the retail market segment, LCS Industries, Inc., located in Clifton, New Jersey, in the direct to consumer segment, numerous international distributors in the international segment, and Eva-Tone, Inc., located in Clearwater, Florida, in the production of musical recordings from the Company's master recordings. In February 1999, the Company developed a Year 2000 compliance questionnaire and solicited its principal suppliers, distributors, contractors and service providers to determine such party's Year 2000 status. The Company's key US vendors and distributors have provided the Company with assurances that their systems are compliant, as well as contingency plans where necessary. The most significant distributors in the international segment have not provided any assurances their systems are or will become Year 2000 compliant.

         Costs to Address Year 2000

         The total cost associated with the Company's Year 2000 remediation is not expected to exceed $40,000 or to be material to the Company's financial condition or results of operations. The Company has not employed any outside consultants regarding Year 2000 remediation and has spent approximately

$25,000 in April 1999 to replace its non-Year 2000 compliant telephone system. All other Year 2000 remediation costs will be incurred in the form of compensation and benefits of internal employees working on the Company's Year 2000 project.

         The Company's Year 2000 Risks and Contingency Plan

         There can be no assurance that unanticipated or undiscovered Year 2000 compliance problems will not have a material adverse effect on the Company's financial condition or results of operations. Such problems could result in a diversion of resources away from the Company's core business and the Company's inability to efficiently sell and ship products to distributors, collect accounts receivable in a timely manner, and produce and market new products. These issues could in turn lead to significant additional operating costs and a decrease in product sales, as well as damage the Company's reputation in the industry. Notwithstanding the positive confirmations received from all significant domestic contractors or service providers, should a Year 2000 failure occur at one of the Company's domestic contractors or service providers, including Word, LCS or Eva-Tone, the Company's contingency plan includes utilizing alternate distributors, contractors and service providers and moving certain fulfillment functions in-house, such as order and payment processing. However, because of the volume of transactions that could be required to be performed upon the failure of a contractor such as LCS, the Company cannot be certain it would be able to timely fulfill its domestic orders in-house, and as a result, the Company could suffer a significant decline in sales.

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

PART II   OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on May 7, 1999, the following matters were brought before and voted upon by stockholders:

1. A proposal to elect the following to the Board of Directors to serve until the 2000 annual meeting:

                                                     Class A Common Stock
                                                For                   Withhold Authority               Non-Votes
                                                ---                   ------------------               ---------
         P. Michael Coleman                  1,927,271                      51,250                      100,479
         Jean C. Coleman                     1,928,471                      49,850                      100,679
         Charles V. Simpson                  1,927,621                      50,700                      100,679
         Heeth Varnedoe III                  1,928,671                      49,650                      100,679
         Jimmy M. Woodward                   1,927,471                      50,850                      100,679

                                                     Class B Common Stock
                                                For                   Withhold Authority               Non-Votes
                                                ---                   ------------------               ---------
         P. Michael Coleman                  34,350,000                       0                            0
         Jean C. Coleman                     34,350,000                       0                            0
         Charles V. Simpson                  34,350,000                       0                            0
         Heeth Varnedoe III                  34,350,000                       0                            0
         Jimmy M. Woodward                   34,350,000                       0                            0

2. A proposal to approve the 1999 Long-Term Incentive Plan, as described in the related Proxy Statement of the Company:

                                                       Class A
                                                       -------
             For                          Against                      Abstain                     Non-Votes
             ---                          -------                      -------                     ---------
           405,002                         282,235                      2,153                      1,389,610

                                                       Class B
                                                       -------
             For                          Against                      Abstain                     Non-Votes
             ---                          -------                      -------                     ---------
          34,350,000                         0                            0                            0

3. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 1999:

                                                       Class A
                                                       -------
             For                          Against                      Abstain                     Non-Votes
             ---                          -------                      -------                     ---------
          1,974,511                        1,910                        1,900                       100,679

                                                       Class B
                                                       -------
             For                          Against                      Abstain                     Non-Votes
             ---                          -------                      -------                     ---------
          34,350,000                         0                            0                            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   (A) EXHIBITS
EXHIBIT NUMBER
                   EXHIBIT DESCRIPTION
3(i)               Certificate of Incorporation of the Registrant, as amended
                   (incorporated by reference from Exhibit 4(a) to the
                   Registrant's Registration Statement on Form S-8 (File No.
                   33-84584) filed on September 29, 1994).
3(i).1             Certificate of Amendment to the Certificate of Incorporation
                   of the Registrant, dated July 21, 1995, (incorporated by
                   reference from Exhibit 3(i).1 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   1995).
3(ii)              Bylaws of the Registrant, as amended (incorporated by
                   reference from Exhibit 3(ii) to the Registrant's
                   Registration Statement on Form S-1 (File No. 33-78582), and
                   amendments thereto, originally filed on May 6, 1994).
10.1               Integrity Incorporated 1999 Long-Term Incentive Plan, as
                   approved by the Stockholders of the Corporation on May 7,
                   1999.
27                 Financial Data Schedule (for SEC use only).

                   (B) REPORT ON FORM 8-K
                   There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INTEGRITY INCORPORATED


Date:  August 10, 1999                            /s/ P. Michael Coleman
----------------------                            ------------------------
                                                  P. Michael Coleman
                                                  Chairman, President and Chief
                                                  Executive Officer


Date:  August 10, 1999                            /s/ Alison S. Richardson
----------------------                            ------------------------
                                                  Alison S. Richardson
                                                  Senior Vice President,
                                                  Finance and Administration