Form 10-Q
period 1999-09-30
INTEGRITY INC
filed 1999-11-10
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999    Commission File No. 0-24134
                                                                         -------

                             INTEGRITY INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                             63-0952549
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

                                 1000 Cody Road
                              Mobile, Alabama 36695
--------------------------------------------------------------------------------
                  (Address of principal executive offices, zip)

                                 (334) 633-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 10, 1999
-----                                           --------------------------------
Class A Common Stock, $0.01 par value                      2,179,000
Class B Common Stock, $0.01 par value                      3,435,000

FINANCIAL INFORMATION
Item 1.  Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 Sep 30, 1999   Dec 31, 1998
                                                                                 ------------   ------------
                                                                                  (Unaudited)
ASSETS
Current Assets
   Cash                                                                            $    568      $    989
   Trade receivables, less allowance for returns and
     doubtful accounts of $1,289 and $696                                             5,910         4,913
   Other receivables                                                                    778         1,637
   Inventories                                                                        3,756         4,528
   Other current assets                                                               2,895         3,831
                                                                                   --------      --------
      Total current assets                                                           13,907        15,898

Property and equipment, net of accumulated depreciation
  of $3,959 and $3,575                                                                3,408         3,473
Product masters, net of accumulated amortization of
  $10,838 and $11,325                                                                 9,114         9,050
Other assets                                                                          2,957         3,196
                                                                                   --------      --------
      Total assets                                                                 $ 29,386      $ 31,617
                                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                               $  1,875      $  1,847
   Accounts payable and accrued expenses                                              1,889         2,732
   Royalties payable                                                                  1,401           569
   Other current liabilities                                                            958           923
                                                                                   --------      --------
      Total current liabilities                                                       6,123         6,071

Long-term debt                                                                        7,969        11,121
Other long-term liabilities                                                              60            60
                                                                                   --------      --------
      Total liabilities                                                              14,152        17,252
                                                                                   --------      --------
Commitments and contingencies                                                            --            --
                                                                                   --------      --------
Minority interest                                                                     1,085         1,384
                                                                                   --------      --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
     outstanding                                                                          0             0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
     2,179,000 and 2,079,000 shares issued and outstanding                               22            21
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
     3,435,000 shares issued and outstanding                                             34            34
   Additional paid-in capital                                                        13,912        13,428
   Unearned compensation                                                               (339)            0
   Retained earnings (accumulated deficit)                                              562          (449)
   Equity adjustments from foreign currency translation                                 (42)          (53)
                                                                                   --------      --------
      Total stockholders' equity                                                     14,149        12,981
                                                                                   --------      --------
         Total liabilities and stockholders' equity                                $ 29,386      $ 31,617
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended        Nine months Ended
                                                       September 30              September 30
                                                    1999          1998         1999         1998
                                                  --------      --------      -------     --------
Net sales                                         $ 11,547      $ 10,196      $33,105     $ 29,327
Cost of sales                                        5,807         5,257       15,694       13,282
                                                  --------      --------      -------     --------
Gross profit                                         5,740         4,939       17,411       16,045

Marketing and fulfillment expenses                   2,351         2,114        7,905        6,847
General and administrative expenses                  2,321         1,910        7,016        6,656
                                                  --------      --------      -------     --------
   Income from operations                            1,068           915        2,490        2,542

Other expenses
   Interest expense, net                               359           348        1,038        1,125
   Other expenses                                       64            14           58           17
                                                  --------      --------      -------     --------
   Income before minority interest and taxes           645           553        1,394        1,400
(Benefit from) provision for income taxes              (10)           45          250          142
Minority interest, less applicable taxes                23            65          133          186
                                                  --------      --------      -------     --------
Net income                                        $    632      $    443      $ 1,011     $  1,072
                                                  ========      ========      =======     ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                (9)          (35)          11          (29)
                                                  --------      --------      -------     --------
Comprehensive income                              $    623      $    408      $ 1,022     $  1,043
                                                  ========      ========      =======     ========
NET INCOME PER SHARE

   Basic                                          $   0.11      $   0.08      $  0.18     $   0.19
                                                  ========      ========      =======     ========
   Diluted                                        $   0.10      $   0.08      $  0.17     $   0.19
                                                  ========      ========      =======     ========

Weighted average number of shares outstanding
   Basic                                             5,614         5,514        5,569        5,514
   Diluted                                           6,061         5,514        6,044        5,514


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine months Ended
                                                                   September 30
                                                                --------------------
                                                                 1999         1998
                                                                -------      -------
Cash flows from operating activities
Net income                                                      $ 1,011      $ 1,072
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                    833          701
   Amortization of product masters                                2,517        2,315
   Minority interest                                                133          186
   Stock compensation                                                36
    Changes in operating assets and liabilities
       Trade receivables                                           (997)      (1,188)
       Other receivables                                            859          174
       Inventories                                                  772        1,590
       Other assets                                                 987          427
       Accounts payable, royalties payable and
                     Accrued expenses                               (11)        (467)
       Other current and non current liabilities                     46           69
                                                                -------      -------
Net cash provided by operating activities                         6,186        4,879
                                                                -------      -------
Cash flows from investing activities
   Purchases of property and equipment                             (319)        (251)
   Distributions to joint venture partner                          (510)
   Payments for product masters                                  (2,581)      (2,108)
                                                                -------      -------
Net cash used in investing activities                            (3,410)      (2,359)
                                                                -------      -------
Cash flows from financing activities
   Net repayments under line of credit                           (1,349)        (312)
   Principal payments of long-term debt                          (1,848)      (1,792)
                                                                -------      -------
      Net cash used in financing activities                      (3,197)      (2,104)
                                                                -------      -------
Net (decrease) increase in cash                                    (421)         416
Cash, beginning of year                                             989          523
                                                                -------      -------
Cash, end of period                                             $   568      $   939
                                                                =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Incorporated (the "Company") is engaged in the production, creative content, distribution and publishing of music cassette tapes and compact discs, print music and related products, sold to the public primarily through retail sales outlets and direct to consumer marketing. A principal direct to consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

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

         During the nine months ended September 30, 1999, the Company recorded certain adjustments to correct an inadvertent overstatement of shipping and handling revenue resulting from software modifications carried out last year. This situation, which affected only one portion of the Company's direct to consumer segment, had no impact on customers, has been rectified, and had an immaterial impact on all prior periods. The impact of these adjustments in 1999 was to reduce net sales by $.2 million, gross profit by $.2 million and net income by $.1 million for the nine month period ended September 30, 1999.

         During the three and nine months ended September 30, 1999, the Company recorded a non-cash deferred tax benefit of $180,000 as the result of reducing the Company's income tax valuation allowance. After review by management, it was determined that this portion of the valuation allowance was not required as it was more likely than not, based on past operating performance and current plans, that such amount would be utilized in the future.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

         Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries, which include Integrity Music Pty. Ltd., Integrity Music Europe, Ltd., Integrity Media Asia Pte. Ltd., and of the Celebration Hymnal LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct, retail and e-commerce sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of nine months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs expensed for the nine months ended September 30, 1999 and 1998 approximated $3.8 million and $3.5 million, respectively.

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

NOTE 2 - LONG TERM DEBT

         The Company has a $19 million credit agreement with a financial institution, which includes a $6 million revolving credit facility and a $13 million term loan maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender holds warrants exercisable for approximately 12.5% of the Company's Class A common stock. The warrants have an exercise price of $1.875 and expire August 6, 2006. Under the terms of the financing agreement, the warrants became exercisable in August 1998. During the nine months ended September 30, 1999, the Company amended its credit agreement to adjust certain covenant restrictions for future periods. The nature of the revised covenants are consistent with the previous covenants; however, the financial ratios are somewhat less restrictive.

NOTE 3 - STOCKHOLDERS' EQUITY AND OPTIONS

         In May 1999 the Company issued to an officer 100,000 shares of restricted Class A Common Stock. The restricted stock cliff vests after an additional seven years of employment by the officer. The fair value of the stock on the date of grant was approximately $375,000 and is being amortized to expense over the vesting period. As a result of the grant, the Company's debt agreement required the issuance of approximately 35,000 additional warrants to its primary lender with terms that are consistent with their initial grant. The fair value of these warrants of approximately $109,000 has been recorded as additional discount on the long-term debt. The fair value of the warrants was determined based on a Black-Scholes option pricing model with the following assumptions: dividend yield at 0%, risk-free interest rate of 5.5%, expected life of 5 years, and volatility of 95%.

NOTE 4 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                           Nine months ended
                                                              September 30
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
         Net Sales
         ---------
         Direct to consumer                              $  9,768         9,593
         Retail                                            15,514        11,721
         International                                      5,085         4,209
         Other                                              4,463         5,001
         Eliminations                                      (1,725)       (1,197)
                                                         --------      --------
                                                         $ 33,105      $ 29,327
                                                         ========      ========

         Operating profit (before minority interest)
         -------------------------------------------

         Direct to consumer                                 1,437         1,528
         Retail                                             3,093         3,114
         International                                      1,009           687
         Other                                                546           248
                                                         --------      --------
         Consolidated                                       6,085         5,577
         General corporate expense                         (3,653)       (3,053)
         Interest expense, net                             (1,038)       (1,125)
                                                         --------      --------
         Earnings before income taxes and minority
         interest                                        $  1,394      $  1,399
                                                         ========      ========


                                                           Three months ended
                                                              September 30
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
         Net Sales
         ---------
         Direct to consumer                              $  2,875         2,845
         Retail                                             5,689         4,126
         International                                      1,575         1,201
         Other                                              1,994         1,883
         Eliminations                                        (586)          141
                                                         --------      --------
                                                         $ 11,547      $ 10,196
                                                         ========      ========

         Operating profit (before minority interest)
         -------------------------------------------

         Direct to consumer                                   472           367
         Retail                                               889         1,107
         International                                        200            46
         Other                                                427           (58)
                                                         --------      --------
         Consolidated                                       1,988         1,462
         General corporate expense                           (984)         (561)
         Interest expense, net                               (359)         (348)
                                                         --------      --------
         Earnings before income taxes and minority
         interest                                        $    645      $    553
                                                         ========      ========


NOTE 5 - SUBSEQUENT EVENT

         During October 1999, the Company reached an agreement with its insurance carrier to settle a claim originating in a prior year. The claim related to inventory losses resulting from water damage at the Company's distribution center. The Company expensed the inventory at the time it was originally damaged. As a result of the settlement, the Company received approximately $300,000, which will be recorded as a reduction of cost of sales and a reduction of certain general and administrative expenses in the fourth quarter.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $3.8 million or 12.9% to $33.1 million for the nine months ended September 30, 1999, as compared to $29.3 million during the nine months ended September 30, 1998. For the quarter ended September 30, 1999, net sales increased $1.3 million or 13.7% to $11.5 million, from $10.2 million in the same period in 1998. Sales of new products in all segments amounted to $8.8 million or 26.7% of net revenue for the nine months ended September 30, 1999, as compared to $7.1 million or 24.2% of net revenue for the same period in 1998. The increases in revenue for both the three and nine month periods are primarily attributable to increased volume in the retail and international segments. During the nine month period ended September 30, 1999, sales in the retail segment increased $3.8 million or 32.5% to $15.5 million, compared to $11.7 million in the same period in 1998. For the quarter ended September 30, 1999, sales in the retail segment increased 39.0% to $5.7 million, compared to $4.1 million during the same period in 1998. The increase in the three month and nine month periods were both due to strong releases during the first nine months of 1999. A leading product in the retail segment is WOW, a double CD that accounted for $1.3 million in sales in the third quarter and $2.3 million for the nine month period. International sales for the nine month period grew by 21.4% to $5.1 million, as compared to $4.2 million in the same period in 1998, while international sales for the three month period increased 31.1% to $1.6 million in 1999. International sales growth was experienced in all significant territories including Singapore where revenue increased 38.9% during the nine month period. Direct to consumer sales were relatively flat for the nine month period at $9.8 million compared to $9.6 million for the same period in 1998. Sales in the direct to consumer division were also relatively flat for the quarter at $2.9 million for the three months ending September 1999 compared to $2.8 million for the same period in 1998. Direct to consumer sales were negatively impacted by approximately $200,000 during the first nine months of the year due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications carried out last year. This situation, which affected only one portion of the Company's direct to consumer segment, had no impact on customers, has been rectified, and had an immaterial impact on all prior periods.

         Gross profit increased to $17.4 million or 52.6% of sales, as compared to $16.0 million or 54.6% of sales, for the nine month periods ended September 30, 1999 and 1998, respectively. During the first nine months of 1999, the sales mix included a higher portion of distributed and artist products than the comparable period last year, which have lower gross margin percentages. The gross margin percentages in the retail segment were negatively impacted with the sales of WOW. Although the album has generated significant revenues, it was created in partnership with two other record companies, and, as a result, the Company's margin is significantly lower due to higher royalties. Gross profit was also negatively impacted by approximately $200,000 during the first nine months of the year, as a result of the billing adjustments in the direct-to-consumer segment discussed above. Management expects that the sales mix is likely to continue to focus in the retail segment over the course of the year, which may keep gross margins lower than in previous years. Gross profit for the quarter ended September 30, 1999 was $5.7 million or 49.6% of sales, as compared to $4.9 million or 48.0% of sales for the same period in 1998. The primary factor that contributed to the increase in gross profit during the three month period is the overall increase in sales, and lower write-downs of product masters. Charges against product masters are the result of management's periodic estimates of the eventual realizability of production costs and aggregated $345,000 and $700,000 for the three and nine months ended September 30, 1999 and 1998, respectively.

         Marketing and fulfillment expenses increased 16.2% to $7.9 million or 23.9% of net sales for the nine months ended September 30, 1999, as compared with $6.8 million or 23.2% of net sales for the same period in 1998. For the quarter ended September 30, 1999, marketing and fulfillment expenses were $2.4 million or 20.9% of net sales, compared to $2.1 million or 20.6% of net sales for the same period in 1998. The increases in marketing and fulfillment expenses as a percent of sales are primarily attributable to increased marketing for Integrity Notes, a new greeting card continuity series in the direct to consumer division. Other new marketing programs launched during the nine months designed to further increase the Company's market share also contributed to the overall increase in marketing and fulfillment expenses.

         General and administrative expenses increased $360,000 or 5.4% to $7.0 million or 21.1 % of net sales for the nine months ended September 30, 1999, as compared to $6.7 million or 22.9% of net sales for the same period in 1998. For the quarter ended September 30, 1999, general and administrative expenses were $2.3 million or 20.0% of net sales, compared to $1.9 million or 18.6% of net sales for the same period in 1998. The quarter's higher level of general and administrative expenses primarily reflected higher compensation amounts and legal expenses of $105,000 related to an insurance claim for a prior year, which produced a favorable pre-tax settlement of $300,000 in the fourth quarter.

         Interest expense decreased $87,000 or 8.4% to $1.0 million or 3.1% of net sales for the nine months ended September 1999, as compared to $1.1 million or 3.8% of net sales for the same period in 1998. Interest expense increased $11,000 or 3.1% to $359,000 or 3.1% of net sales for the three months ended September 30, 1999, as compared to $348,000 or 3.4% of net sales for the same period in 1998. The decrease in the first nine months of 1999 was the result of lower average debt levels for the period. The average interest rate for the nine months ended September 30, 1999 and 1998 was 11.1% and 10.7%, respectively.

         The Company recorded an income tax provision of $250,000 and $142,000 for the nine months ended September 30, 1999 and 1998, respectively. After review by management, it was further determined that the remaining valuation allowance of $180,000 was not required as it was more likely than not, based on past operating performance and current plans, that such amount would be utilized in the future. This $180,000 amount is included as a non-cash deferred benefit from income taxes in the provision for income taxes. The remaining valuation allowance of $320,000 is specifically required for certain foreign attributes.

         Net income for the year-to-date period was also reduced by approximately $100,000 as a result of the non-recurring billing adjustment discussed above.

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

         Late in the first quarter the Company revised its existing $19 million financing agreements to implement less restrictive financial covenants so that it has more flexibility in making future operating decisions, capital expenditures and product development. For the periods ended September 30, 1999 and 1998, the Company had average borrowings under the credit agreement of $12.5 million and $13.9 million at average rates of 11.1% and 10.7%, respectively. At September 30, 1999, the Company had $3.3 million available to borrow under this agreement. Cash generated from operations totaled $5.6 million and $4.9 million, or $1.02 and $0.88, in the nine months ended September 30, 1999 and 1998, respectively. The use of cash varies from quarter to quarter based, among other things, on product releases and scheduled marketing promotions.

         The Company's primary uses of cash are to (1) repay existing debt and
(2) to invest in the development of product masters to maintain the Company's quality creative releases. The Company made principle payments on its term loan of $1.9 million in both the nine months ended September 30, 1999 and 1998, respectively. Net repayments under its line of credit were $1.3 million and $.3 million for the nine months ended September 30, 1999 and 1999, respectively. The investments in product masters for the nine months ended September 30, 1999 and 1998 totaled $2.6 and $2.1 million, respectively. The current book value for product masters is $9.1 million.

         Capital expenditures for computer equipment and capital improvements to existing buildings totaled $319,000 and $251,000 for the nine months ended September 30, 1999 and 1998, respectively.

         During the nine month period ended September 30, 1999, the Company made distributions in the aggregate of $510,000 to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment.

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

10 Amendment to the Integrity Music, Inc. 1994 Employee Stock Purchase Plan as approved on August 6, 1999.

27        Financial Data Schedule (for SEC use only).

         (b) REPORT ON FORM 8-K

         There were no reports on Form 8-K filed for the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTEGRITY INCORPORATED



Date:  November 10, 1999                  /s/ P. Michael Coleman
------------------------                  --------------------------------------
                                          P. Michael Coleman
                                          Chairman, President and Chief
                                          Executive Officer



Date:  November 10, 1999                  /s/ Alison S. Richardson
------------------------                  --------------------------------------
                                          Alison S. Richardson
                                          Senior Vice President,
                                          Finance and Administration