Form 10-K405
period 1999-12-31
INTEGRITY INC
filed 2000-03-28
CIK 922865

                         =============================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM ______ TO______.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), was $6,323,438 at March 13, 2000, as reported by the Nasdaq SmallCap Market.

         The number of shares of Registrant's Class A Common Stock, $.01 par value per share, outstanding at March 13, 2000 was 2,179,000.

         The number of shares of Registrant's Class B Common Stock, $.01 par value per share, outstanding at March 13, 2000 was 3,435,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2000 are incorporated by reference into Part III.

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

                                    PART 1.

ITEM 1.  BUSINESS

INTRODUCTION

         Integrity is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Product formats include cassettes, compact discs, videos and printed music. The Company produces praise and worship music in different musical styles for specific audiences such as children's music, urban music, youth music and live worship for adult audiences. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and internationally in 143 other countries worldwide. The Company has determined that its business is operated in segments based on these distribution channels. For specific information regarding the financial performance of each segment, see Note 9 to Notes to Consolidated Financial Statements.

         Integrity's recorded music products fall into two broad categories (i) concept products which are centered on a specific theme, such as praise and worship music and (ii) artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products for certain praise and worship artists. Integrity's products also include software and printed music, such as songbooks and sheet music, designed primarily for distribution to churches and choral groups.

         Integrity was organized in Alabama as a corporation on May 1, 1987 and was reincorporated in Delaware on October 1, 1993.

PRODUCTS

     Concept Products

         Praise and worship concept products are centered around a specific theme or event rather than being focused on a specific artist. The Company's original concept product series was Hosanna! Music(R), recorded praise and worship music which is composed of live recordings sung by an audience and worship leader rather than a performing artist. The Company's Hosanna! Music(R) series has proven to be a successful product line having just produced its 98th recording.

         The Company's concept product line now includes: Hosanna! Music(R), Urban Praise(R) and FairHope Records(R), designed for budget-conscious customers, featuring classic praise and worship titles grouped according to themes; World's Best Praise and Worship(R) series; and Integrity Notes(R), a series of greeting cards for general occasions and specialty cards related to seasonal events, featuring verses from our praise and worship songs.

     Artist Products

         In addition to concept products, the Company also produces artist recordings which have recently included "Live From The Potter's House" with T.D. Jakes, "God Is Good" with Don Moen, "Jerusalem Arise" with Paul Wilbur and "We Offer Praises" with Ron Kenoly. Previous Integrity produced recordings by Ron Kenoly include "Welcome Home," recipient of the Dove Foundation's "Family Approved" seal of excellence; "Sing Out," the first Integrity title to enter Billboard's Top 200;

"God is Able", "High Places", "Majesty" and "Lift Him Up," which has received Gold certification by the Recording Industry Association of America. Previous recordings by Don Moen include the Gold-certified "Give Thanks", "Worship With Don Moen", and "God Will Make A Way." Previous recordings by Paul Wilbur include "Shalom Jerusalem", "Up to Zion" and "Holy Fire." A previous recording by T. D. Jakes was "Woman, Thou Art Loosed".

     Other Products

         The Company has also produced numerous musical video products, including: recordings of live performances by the Company's artists, such as Ron Kenoly's videos "We Offer Praises", "Majesty", "High Places," "Welcome Home," "Sing Out," the first Hosanna! title to appear on Billboard's Top 40 Music Video Chart, and the Gold-certified videos "Lift Him Up" and "God is Able". The popular children's music series Just-For-Kids(R), featuring the Donut Man(R), includes nine Gold-certified and one Platinum-certified videos. Other videos include the Gold-certified Praise! Aerobics(R), praise and worship music recorded specifically for aerobic exercises and "Woman Thou Art Loosed" with T.
D. Jakes. Other products include Integrity Music Worship Software(R), designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking.

         Integrity's Christian music products also include printed product lines such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produces "God With Us", winner of the Gospel Music Association Dove Award in April 1994 for best musical and still at the top of the non-seasonal musical charts for six years running; "God For Us', "It Took A Lamb" and "Let Your Glory Fall", ranked among the top 10 in the adult collection non-seasonal musical charts; "Mighty Cross", nominated for the 1995 best musical Dove Award; and "Because We Believe", ranked among the top 10 in the youth non-seasonal musical charts. These musicals were ranked by The Church Music Report ("TCMR"). Other printed music products include "The Celebration Hymnal," a joint venture with Word Entertainment, featuring over 700 songs and hymns.

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

DISTRIBUTION

         The Company distributes its products domestically through two primary channels: direct to consumer and retail markets. In addition, the Company has an international distribution network that reaches markets in 143 countries.

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

         The Company maintains a database of potential direct to consumer customers that includes subscribers to Christian magazines, purchasers of Christian mail order products and donors to Christian ministries. When available, the Company obtains new mailing lists to conduct a one-time solicitation of an approved direct mailing. Once a response is received by Integrity, the customer's name is added to the Company's own mailing list. Integrity also builds its direct to consumer database through space advertisements in Christian magazines, television advertising and Internet marketing.

         The Company's first continuity club, Hosanna! Music(R) has just produced its 98th recording. Currently the Company operates several continuity clubs, including the Integrity Notes(R) series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

         In addition to continuity clubs, the Company's direct to consumer program includes mail order catalog sales, telemarketing, one-time offers to active customers, television offers and sales through the Internet. The mail order catalog and telemarketing programs are designed to increase sales to the Company's current customers by increasing their awareness of Integrity's full line of products, as well as to develop new customers for Integrity products. This division also includes direct sales to churches of products such as choral music and printed products, including "The Celebration Hymnal", which features over 700 songs and hymns, introduced in 1997 in a joint venture with Word Entertainment.

     Retail Markets

         Integrity's retail sales activities are targeted at two markets, the Christian bookstore ("CBA") market, and the general retail market. The Company currently utilizes Word Entertainment ("Word") to serve these markets.

         All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity's products which are shipped and invoiced based on orders received directly from Word's sales force through a computerized order entry system. Word services the Company's customers from one warehouse located in Tennessee. During 1999, SoundScan ranked Word as the number one distribution company in the CBA market. SoundScan also ranked Integrity as the number two record label in CBA for two consecutive years, up from the number three position in 1997. The distribution agreement with Word also offers the Company access to the Sony/Epic distribution system for sales in the general market.

         Retail sales efforts are supported by Integrity's own in-house staff for marketing, covering such things as point-of-purchase advertising, radio promotion, and product publicity. The Company also utilizes the marketing expertise of several outside marketing firms.

     International

         The Company's international sales are made through a subsidiary located in the United Kingdom, responsible for Europe; a subsidiary located in Australia, responsible for Australia, New Zealand and the Solomon Islands; a subsidiary located in Singapore, responsible for Singapore and Myanmar (formerly known as Burma); and an office located at the Company's headquarters in Mobile, Alabama, responsible for Latin America. In addition, products are sold to more than 60 independent distributors who are licensed to manufacture Integrity products from master recordings and distribute them in a country or region and approximately 18 importers to whom the Company provides products. The Company's international distribution network reaches markets in 143 countries. The Company continually evaluates ways to expand into various markets through importers or through distributors licensed to produce Integrity products from a master recording. For specific financial information regarding the geographic areas that the Company's international distribution network reaches, see Note 9 to Notes to Consolidated Financial Statements.

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

MUSIC PUBLISHING

         The Company's song catalog has accumulated ownership rights for over 2,700 songs and has generated a significant amount of royalty income from use by third parties. A majority of the songs appearing on Integrity recordings are published out of the Company's song catalog.

         Integrity emphasizes the development and maintenance of its song catalog. Songs are selectively added to the song catalog based on the concept or theme of a specific product design or because the Company believes that the songs have the potential to be a part of a future Integrity product. The Company believes that its efforts have produced a distinctive Christian song catalog whose titles are used not only on recorded media and radio and television programming, but also in church services.

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

WAREHOUSING AND FULFILLMENT

         Integrity currently contracts with Word for its retail market warehousing, physical inventory and distribution functions. Word is one of several companies that provide this service in the CBA market. Integrity recently signed a four-year renewal of this contract with Word. All retail market sales functions are currently performed by Word's sales force. Many direct to consumer fulfillment services, excluding warehousing and physical inventory functions, for Integrity's direct to consumer programs are provided by Client Logic (formerly known as LCS Industries, Inc.), located in Clifton, New Jersey. Some of the order entry and data fulfillment services for direct to consumer are handled by Integrity's own staff in Mobile. In addition to managing most of the Company's database of customer names, Client Logic also provides most of the fulfillment activities of the direct to consumer operation, including order receipt and processing, data entry, invoicing and payment processing. Integrity's own distribution center located in Mobile is responsible for its direct to consumer and international warehousing, physical inventory and distribution functions.

COPYRIGHTS AND ROYALTY AGREEMENTS

         The Company's music products are protected under applicable domestic and international copyright laws. In addition, Integrity currently has ownership rights to approximately 2,700 songs, which are also protected under copyright law. In general, works that are protected under copyright laws are proprietary, which means that for a fixed period of time the copyright owner has the exclusive right to control the publication (or other reproduction) of the copyrighted work. Subject to the compulsory licensing provisions of the United States Copyright Act covering audio records, a copyright owner may license others to publish, reproduce, or otherwise use its copyrighted work, on an exclusive or nonexclusive basis, subject to limitations (such as duration and territory) and upon such other terms and conditions, including royalty payments, as the copyright owner may require. Despite these protections, the Company's revenues may be adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy" and by home taping for personal use.

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

COMPETITION

         The Company faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. Integrity competes directly with other record companies and music publishers that distribute Christian music to Christian bookstores, as well as a number of secular record companies. Many of the Company's competitors have substantially greater financial resources than the Company. The Company competes on the basis of the Company's ability to produce new products that are attractive to consumers, sign established and new artists and songwriters and gain access to distribution channels.

         Many of the Company's competitors have significantly longer operating histories and greater revenues from their music product lines. The Company's ability to continue to compete successfully will be largely dependent upon its ability to build and maintain its reputation for quality Christian music and other communication products.

EMPLOYEES

         As of December 31, 1999, the Company employed 150 individuals, 122 of whom are located at the Company's Mobile, Alabama, headquarters.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

GOVERNMENT REGULATION

         The Company's direct to consumer program is subject to federal regulations governing unfair methods of competition and unfair or deceptive acts and practices in or affecting commerce. These regulations generally prohibit the solicitation of any order for sale of merchandise through the mail unless at the time of solicitation the seller has a reasonable basis to expect that he will be able to ship the merchandise within the time period indicated or within thirty days if no time period is indicated. If there is any delay in the applicable time period, the regulations require the seller to give the buyer the option to cancel the order and receive a prompt refund or consent to a delay in shipment. Management believes that the Company is in full compliance with the applicable federal regulations governing its direct to consumer programs.

ITEM 2.  PROPERTIES.

         The Company owns a 25,000 square foot headquarters and studio facility in Mobile, Alabama, which houses its executive offices, management and sales staff. This facility was constructed in 1983 and is pledged as security for the Company's indebtedness. The Company leases a 30,000 square foot building located in Mobile, Alabama, which houses its distribution and warehousing center.

ITEM 3.  LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings that management believes will have a material effect on Integrity's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 1999.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Integrity's common stock is traded on The Nasdaq SmallCap Market under the symbol ITGR. The table below sets forth the quarterly high and low sales price as reported on The Nasdaq National Market and The Nasdaq SmallCap Market for the Class A Common Stock from January 1, 1998 through March 13, 2000. The last sale price of the Class A Common Stock on March 13, 2000 was $3.125 per share.

                                                       High         Low
                                                      ------       ------
              Fiscal Year 1998
              First Quarter                           $ 2.00      $ 1.00
              Second Quarter                            3.75        1.63
              Third Quarter                             3.63        2.50
              Fourth Quarter                           12.25        1.50

              Fiscal Year 1999
              First Quarter                           $ 7.25      $3.375
              Second Quarter                            4.50       2.096
              Third Quarter                            4.125        2.75
              Fourth Quarter                           3.688       2.781

              Fiscal Year 2000
              First Quarter (through March
              13, 2000)                               $ 4.00      $2.813

         As of March 13, 2000, there were approximately 108 stockholders of record and approximately 1,600 beneficial stockholders of Integrity's Class A Common Stock and three stockholders of record of Integrity's Class B Common Stock.

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

         The Company's Class A Common Stock was listed on The Nasdaq SmallCap Market effective October 2, 1998. Prior to that time, the Company's Class A Common Stock was listed on The Nasdaq National Market.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical balance sheet and statement of operations presented below for each of the five years in the period ended December 31, 1999 have been derived from the Company's audited consolidated financial statements.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

                                                                                     Year Ended December 31
                                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS                                    1999             1998             1997           1996           1995
                                                         --------         --------         --------       --------       --------
Net sales                                                $ 45,571         $ 38,847         $ 34,954       $ 31,975       $ 37,671
Cost of sales                                              21,936           17,985           15,236         14,981         15,547
                                                         --------         --------         --------       --------       --------
Gross profit                                               23,635           20,862           19,718         16,994         22,124
Marketing and fulfillment expenses                         10,404            9,023            9,450         10,711         16,308
General and administrative expenses
                                                            9,751            8,557            7,796          7,545          7,959
Loss on impairment of long-lived assets                         0                0                0          1,200              0
                                                         --------         --------         --------       --------       --------
Income (loss) from operations                               3,480            3,282            2,472         (2,462)        (2,143)
Interest expense (net)                                      1,292            1,529            1,790          1,804          1,027
Other (income) expense                                       (352)               0                3           (153)            65
                                                         --------         --------         --------       --------       --------
Income (loss) before extraordinary item,
minority interest and taxes                                 2,540            1,753              679         (4,113)        (3,235)
Income tax (expense) benefit                                 (692)             369                0            654          1,183
Minority interest, net of tax                                (184)            (268)             (37)             0              0
                                                         --------         --------         --------       --------       --------
Income (loss) before extraordinary item                     1,664            1,854              642         (3,459)        (2,052)
Extraordinary item from early
extinguishment of debt less applicable
taxes of $47                                                    0                0                0           (248)             0
                                                         --------         --------         --------       --------       --------
Net income (loss)                                        $  1,664         $  1,854         $    642       $ (3,707)      $ (2,052)
                                                         ========         ========         ========       ========       ========
Basic EPS
Income (loss) before extraordinary item                  $   0.30         $   0.34         $   0.12       $  (0.63)      $  (0.37)
Extraordinary item                                              0                0                0          (0.04)             0
                                                         --------         --------         --------       --------       --------
Net income (loss)                                        $   0.30         $   0.34         $   0.12       $  (0.67)      $  (0.37)
                                                         ========         ========         ========       ========       ========
Diluted EPS
Income (loss) before extraordinary item
                                                         $   0.28         $   0.32         $   0.12       $  (0.63)      $  (0.37)
Extraordinary item                                              0                0                0          (0.04)             0
                                                         --------         --------         --------       --------       --------
Net income                                               $   0.28         $   0.32         $   0.12       $  (0.67)      $  (0.37)
                                                         ========         ========         ========       ========       ========
Weighted average number of shares
outstanding
     Basic                                                  5,579            5,514            5,514          5,514          5,514
     Diluted                                                6,032            5,805            5,514          5,514          5,514

                                                                                    As of December 31
                                                                                     (in thousands)
BALANCE SHEET DATA                                         1999             1998             1997           1996           1995
                                                         --------         --------         --------       --------       --------
Net working capital                                      $  8,975         $  9,827         $  9,905       $ 10,467       $ (6,052)
Total assets                                               30,048           31,617           30,775         31,058         34,659
Total bank debt (3)                                         8,705           12,968           15,117         18,304         18,018
Stockholders' equity                                       14,750           12,981           11,196         10,487         12,693

(3) Includes discount of $649 at December 31, 1999, $832 at December 31, 1998, $1,064 at December 31, 1997 and $1,296 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

         The Company is a producer and publisher of Christian lifestyle products. The Company's recorded music products fall into two broad categories: concept products and artist products. Concept products are centered on a specific theme, such as praise and worship, and artist products feature a specific performer. Some of the Company's concept products are Hosanna! Music(R) and Just-For-Kids(R). The Company has several artists under contract, including leaders in Christian music such as Don Moen, Ron Kenoly and Paul Wilbur. In addition to audio recordings, Integrity produces Christian music songsheets, software and video products. The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct to Consumers, International and Other channels. The Retail channel primarily represents sales to Christian bookstores either directly from the Company or through third party distributors. Direct to Consumers primarily represents sales from direct mail programs but also includes Internet sales, television sales, special event sales, and sales of choral and print products directly to churches, including sales of the Celebration Hymnal through a joint venture controlled by the Company. The International channel represents an international distribution network that reaches markets in 143 countries. All transactions with foreign entities, whether they are shipped from the U.S. or one of the Company's three subsidiaries in Singapore, the United Kingdom and Australia are reported in the segment. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Other segment includes copyright revenue and other distribution sales.

         The following historical analysis shows the percentage of sales by segment:

                                         1999                        1998                       1997
                                        -----                       -----                      -----
Direct to Consumer                      31.1%                       34.6%                      33.2%
Retail Markets                          45.9%                       37.8%                      40.7%
International                           15.9%                       16.5%                      18.2%
Other                                    7.1%                       11.1%                       7.9%

         The Company's operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses, seasonality and changes in sales and product mixes.

RESULTS OF OPERATIONS

         The following table sets forth operating results expressed as a percentage of net sales for the periods indicated and the percentage change in such operating results between periods.

                                                           Percentage of Net Sales
                                                            Year Ended December 31
                                                 1999               1998                1997
                                                ------             ------              ------
     Net Sales                                  100.0%             100.0%              100.0%
     Cost of Sales                               48.1%              46.3%               43.6%
                                                 -----              -----               -----
     Gross Profit                                51.9%              53.7%               56.4%
     Marketing and Fulfillment
     Expenses                                    22.8%              23.2%               27.0%
     General and Administrative
     Expenses                                    21.4%              22.0%               22.3%
                                                 -----              -----               -----
     Income from operations before
     taxes and minority interest
                                                  7.6%               8.5%                7.1%
                                                 =====              =====               =====

THE YEAR ENDED DECEMBER 31, 1999 ("1999") COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("1998")

         Net sales increased 17.5% to $45.6 million in 1999 from $38.8 million in 1998, mainly attributable to a 42.1% increase in the retail segment to $20.9 million in 1999 from $14.7 million in 1998. Unit sales increased by 6% to 7.1 million in 1999 from 6.7 million in 1998 due to 63 major releases, including WoW Worship and Shout To The Lord 2000, and strong product catalog sales from prior releases such as Shout To The Lord and Jerusalem Arise. In 1999, new products accounted for 2.4 million units, or 33.8% of the total units sold. The new products offered were from existing product lines as well as new product lines featuring several of Integrity's best-selling artists, such as Don Moen, Ron Kenoly and Paul Wilbur. One of our best selling albums for the year was WoW Worship, a collection of the best selling praise and worship songs, created in partnership with Maranatha! and Vineyard. Sales in the direct to consumer segment increased 6% to $14.2 million, compared to $13.4 million in 1998 due to increased sales of Integrity Notes, a greeting card continuity club. Direct to consumer sales were negatively impacted by approximately $200,000 during the year due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications carried out last year. This situation, which affected only one portion of the Company's direct to consumer segment, had no impact on customers, has been rectified, and had an immaterial impact on all prior periods. Revenues from the international segment increased 10.9% to $7.2 million from $6.4 million in 1998, mainly due to strong increases in Australia and the U.K. However, because of the 42.1% increase in the retail segment, international sales as a percent of total sales decreased to 15.9% from 16.5% in 1998. Sales from the Other segment decreased from $6.5 million to $6.2 million due largely to decreases in copyright revenues, which decreased from $4.3 million in 1998 to $4.2 million. Bad debts and returns were $4.7 million in 1999 as compared to $5.0 million in 1998.

         Gross profit increased 11.4% to $23.6 million in 1999 from $20.9 million in 1998 due primarily to revenue increases discussed above. Gross profit as a percentage of sales was 52.2% and 53.7% for the years ended December 31, 1999 and 1998, respectively. The decrease in gross profit as a percentage of sales was primarily the result of the sales mix including a higher portion of distributed and artist products, which have lower gross margin percentages, than the comparable period last year. The gross margin percentages in the retail segment were negatively impacted with the sales of WoW Worship. Although the album has generated significant revenues, it was created in partnership with two other record companies, and, as a result, the Company's margin is significantly lower due to higher royalties. Gross profit in the direct to consumer segment was negatively impacted by approximately $200,000 as a result of the billing adjustments discussed above. Management expects that the sales mix is likely to continue to focus in the retail segment, which may keep gross margins lower than in previous years. Charges against product masters are the result of management's periodic estimates of the eventual realizability of production costs and aggregated $640,000 and $700,000 for the years ended December 31, 1999 and 1998, respectively. Such amounts are included in cost of sales, but are not specifically allocated to the segments.

         Operating profit in the retail segment grew 35% to $4.1 million during 1999 from $3.0 million due to the revenue increases discussed above, resulting from several major product releases during the year, including the WoW Worship and Shout To The Lord 2000. Operating costs related to the retail segment, principally fulfillment expenses, were consistent with the increase in sales. The lower gross margin in the retail segment discussed above also contributed to the results for the segment. Operating profit from the direct to consumer segment decreased 31% to $2.0 million during 1999 from $3.0 million as a result of the $200,000 billing adjustment discussed above and increased direct marketing costs. Operating profit in the international segment grew 28% to $1.8 million during 1999 from $1.4 million due to continued steady growth in sales (13%) and controlled cost of goods sold. Operating profit in the Other segment was relatively flat.

         Marketing and fulfillment expenses increased 15.5% to $10.4 million or 22.8% of net sales in 1999 as compared with $9.0 million or 23.2% of net sales in 1998. This increase was primarily associated with higher sales levels.

         General and administrative expenses increased 14.0% to $9.8 million or 21.4% of net sales in 1999, compared to $8.6 million or 22.0% of net sales in 1998. The increase in expenses was mainly attributable to increases in personnel costs required to support the growth in the business.

         As a result of the above, income from operations was $3.5 million or 7.6% of net sales in 1999, compared with $3.3 million or 8.5% of net sales in 1998.

         Interest expense decreased to $1.3 million in 1999 compared with $1.5 million in 1998. The decrease was a result of lower average indebtedness in 1999. Other income in 1999 also includes a favorable insurance settlement of $300,000, before considering income taxes, for a claim filed during 1998.

         The Company recorded a net expense for income taxes during 1999 of approximately $692,000 which included a $180,000 benefit for a reduction in the valuation allowance against deferred tax assets. During 1998, the Company recorded a net benefit from income taxes of approximately $369,000 primarily as a result of a $785,000 reduction in the valuation allowance against deferred tax assets. The reductions in the valuation allowance were the result of management's revised expectations relative to the ability to generate future taxable income. In fact, during 1999, the Company utilized substantially all of the deferred tax assets associated with net operating loss carry-forwards, tax credits and other carry-forward attributes. There is no valuation allowance remaining at December 31, 1999.

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

         Interest expense decreased to $1.5 million in 1998 compared with $1.8 million in 1997. The decrease was a result of lower average indebtedness in 1998.

         The Company recorded a net benefit from income taxes during 1998 of approximately $369,000 primarily as a result of a $785,000 reduction in the valuation allowance against deferred tax assets. This non-cash benefit is the result of two consecutive years of profitability coupled with management's expectations to generate taxable income in future periods to utilize those deferred tax assets, primarily net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. It is from these product masters that the Company's products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ended December 31, 2000.

         Cash generated from operations totaled $8.2 million, $7.3 million and $6.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 resulted primarily from improved operating results. The increase from 1997 to 1998 resulted primarily from increased earnings before depreciation and amortization.

         Investing activities used $3.1 million, $4.7 million and $3.6 million of cash in 1999, 1998 and 1997, respectively. Capital expenditures totaled $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, capital expenditures were primarily for computer equipment and general improvements on the Company's corporate headquarters. The Company also invested $3.4 million, $4.2 million and $3.3 million in new product masters during 1999, 1998 and 1997, respectively. The decrease in the investment in product masters in 1999 was the result of the production timing of certain releases, with $750,000 spent in 1998 for 1999 product releases. The Company expects its investments in capital expenditures and product masters during 2000 to remain relatively consistent with 1999 levels.

         During the fourth quarter of 1999, the Company sold its Animation Video masters at book value for $2 million. Payment of $1 million was received by the Company during fourth quarter 1999, with the remaining $1 million to be received during 2000 in four equal installments of $250,000. The proceeds have been used to reduce the Company's debt position.

         The Company's $19 million financing agreement includes a $6 million revolving credit facility and $13 million term loan. At the Company's option, the loan carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. The lender holds approximately 818,000 warrants with an exercise price of $1.875 that are exercisable into the Company's common stock and expire in 2006. During the years ended December 31, 1999, 1998 and 1997, the Company made payments of $3.5 million, $2.3 million and $1.7 million, respectively, under such agreements. At December 31, 1999, the Company had available borrowings of $2.9 million under such agreements. The Company's minimum payments due in 2000 related to its borrowings are $1.9 million, however, the Company may elect to make additional payments. Also during 1999, the Company paid $510,000 as a distribution to the Hymnal joint venture partner.

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

INFLATION

         The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the Company's cost of sales. In prior years, the Company has been able to adjust its selling prices to substantially recover increased costs. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, inflation may affect the Company's business in the future.

YEAR 2000 COMPLIANCE

         Due to its remediation efforts, the Company has not yet experienced any disruptions in its business because of Year 2000 related computer issues, including leap year related failures. Further, the Company has not experienced any disruptions in its business because of disruptions related to these issues experienced by its suppliers, distributors, contractors or other service providers.

         The total cost of the Company's Year 2000 remediation effort was less than $40,000 and was not material to the Company's financial condition or results of operations. These costs were primarily in the form of compensation and benefits of internal employees working on the Company's

Year 2000 remediation effort and were expensed as incurred. The actual cost of the remediation was materially consistent with its projected costs.

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

         Currently, we rely on Word's sales force to perform all retail market sales functions for us, pursuant to a contract with them that extends through January 2004.

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

OUR COMPANY IS CONTROLLED BY THE COLEMAN FAMILY

         Our Chairman, President and Chief Executive Officer, P. Michael Coleman, and his family beneficially own 35,100 shares of Class A Common Stock and all 3,435,000 shares of Class B Common Stock outstanding. This represents approximately 94.1% of the total voting power of all classes of our voting stock. As a result, Mr. Coleman is able to elect all of our directors, further amend our Amended Certificate of Incorporation (the "Amended Certificate"), effect or prevent a merger, sale of assets or other business acquisition or disposition, and otherwise control the outcome of actions requiring stockholder approval.

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

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the lender's offered rate plus 1 1/2%, or LIBOR plus 3%. If the interest rates on the Company's borrowings average 100 basis points more in 2000 than they did in 1999, the Company's interest expense would increase and income before income taxes would decrease by $93,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

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

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Proposal I - Election of Directors
- Certain Information Concerning Nominees," "Proposal I - Election of Directors
- Executive Officers of the Company" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the caption "Proposal I - Election of Directors
- Executive Compensation" in the Company's 2000 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the proxy statement under the sections "Stockholder Return Comparison" or "Compensation Committee Report on Executive Compensation" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Proposal I - Election of Directors
- Beneficial Owners of More Than Five Percent of the Company's Common Stock; Shares Held by Directors and Executive Officers" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Proposal I - Election of Directors
- Certain Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.  CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                                              PAGE NO.
Report of Independent Accountants                                                                 16
Consolidated Balance Sheets at December 31, 1999 and 1998                                         17
Consolidated Statement of Operations for the three years ended December 31, 1999                  18
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December
31, 1999                                                                                          19
Consolidated Statement of Cash Flows for the three years ended December 31, 1999                  20
Notes to Consolidated Financial Statements                                                        21

          2.  FINANCIAL STATEMENT SCHEDULES:

II - Valuation and Qualifying Accounts for the three years ended December 31,
1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Integrity Incorporated

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a)(1) on page 15 present fairly, in all material respects, the financial position of Integrity Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 14(a)(2) on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Atlanta, GA
February 18, 2000

                             INTEGRITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             December 31
ASSETS                                                                                                  1999             1998
                                                                                                     --------        --------
Current Assets
   Cash                                                                                              $  1,067        $    989
   Trade receivables, less allowance for returns and doubtful accounts of $1,108 and $696               6,329           4,913
   Other receivables                                                                                    1,681           1,637
   Inventories                                                                                          4,754           4,528
   Other current assets                                                                                 2,456           3,831
                                                                                                     --------        --------
      Total current assets                                                                             16,287          15,898

Property and equipment, net of accumulated depreciation of $3,956 and $3,575                            3,664           3,473
Product masters, net of accumulated amortization of $11,649 and $11,325                                 6,941           9,050
Other assets                                                                                            3,156           3,196
                                                                                                     --------        --------
      Total assets                                                                                   $ 30,048        $ 31,617
                                                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                                 $  1,937        $  1,847
   Accounts payable and accrued expenses                                                                3,108           2,732
   Royalties payable                                                                                      774             569
   Other current liabilities                                                                            1,493             923
                                                                                                     --------        --------
      Total current liabilities                                                                         7,312           6,071

Long-term debt                                                                                          6,768          11,121
Other long-term liabilities                                                                                52              60
                                                                                                     --------        --------
      Total liabilities                                                                                14,132          17,252
                                                                                                     --------        --------

Commitments and contingencies                                                                               0               0

Minority interest                                                                                       1,166           1,384
                                                                                                     --------        --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding                  0               0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
2,179,000 shares and 2,079,000 shares issued and outstanding                                               22              21
   Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,435,000 shares
issued and outstanding                                                                                     34              34
   Additional paid-in capital                                                                          13,847          13,428
   Unearned compensation                                                                                 (327)              0
   Retained earnings (accumulated deficit)                                                              1,215            (449)
   Equity adjustments from foreign translation                                                            (41)            (53)
                                                                                                     --------        --------
      Total stockholders' equity                                                                       14,750          12,981
                                                                                                     --------        --------
         Total liabilities and stockholders' equity                                                  $ 30,048        $ 31,617
                                                                                                     ========        ========

 The accompanying notes are an integral part of these consolidated financial statements

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Year Ended December 31
                                                                       1999                   1998                1997
                                                                     --------               --------            --------
Net sales                                                            $ 45,571               $ 38,847            $ 34,954
Cost of sales                                                          21,936                 17,985              15,236
                                                                     --------               --------            --------
Gross profit                                                           23,635                 20,862              19,718

Marketing and fulfillment expenses                                     10,404                  9,023               9,450
General and administrative expenses                                     9,751                  8,557               7,796
                                                                     --------               --------            --------
   Income from operations                                               3,480                  3,282               2,472

Other expenses (income)
   Interest expense, net                                                1,292                  1,529               1,790
   Other expenses (income)                                               (352)                     0                   3
                                                                     --------               --------            --------
   Income before minority interest and taxes                            2,540                  1,753                 679
Provision for (benefit from) income taxes                                 692                   (369)                  0
Minority interest, less applicable taxes                                 (184)                  (268)                (37)
                                                                     --------               --------            --------
Net income                                                           $  1,664               $  1,854            $    642
                                                                     ========               ========            ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                                   12                    (69)                 67
                                                                     --------               --------            --------
Comprehensive income                                                 $  1,676               $  1,785            $    709
                                                                     ========               ========            ========

Net income per share - Basic                                         $   0.30               $   0.34            $   0.12
                                                                     ========               ========            ========

Net income per share - Diluted                                       $   0.28               $   0.32            $   0.12
                                                                     ========               ========            ========
Weighted average number of shares outstanding (note 1)
   Basic                                                                5,579                  5,514               5,514
   Diluted                                                              6,032                  5,805               5,514

 The accompanying notes are an integral part of these consolidated financial statements

                             INTEGRITY INCORPORATED
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                     (Accum.
                                       Class A               Class B                    Additional   Deficit)  Equity Adj.
                                     Common Stock         Common Stock        Unearned    Paid-in    Retained     From
                                   Shares     Amount    Shares     Amount   Compensation  Capital    Earnings  Translations Total
                                   ------     ------    ------     ------   ------------ ----------  --------  ------------ -----
Balance, December 31, 1996        2,079,000    $21     3,435,000   $  34     $    0      $ 13,428   $(2,945)     $(51)     $10,487
  Net income                                                                                            642                    642
  Translation adjustments                                                                                          67           67
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 1997        2,079,000     21     3,435,000      34                   13,428    (2,303)       16       11,196
  Net income                                                                                          1,854                  1,854
  Translation adjustments                                                                                         (69)         (69)
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 1998        2,079,000     21     3,435,000      34                 $ 13,428      (449)      (53)      12,981
  Net income                                                                                          1,664                  1,664
  Issuance of restricted stock      100,000      1                             (375)          374                                0
  Issuance of warrants                                                                         45                               45
  Amortization of restricted                                                     48                                             48
  stock award
  Translation adjustments                                                                                          12           12
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 1999        2,179,000    $22     3,435,000   $  34     $ (327)     $ 13,847   $ 1,215      $(41)     $14,750
                                  ================================================================================================


       The accompanying notes are an integral part of these consolidated financial Statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Year Ended December 31
                                                                   1999           1998           1997
                                                                 --------       --------       --------
Cash flows from operating activities
Net income                                                       $  1,664       $  1,854       $    642
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                    1,019          1,202          1,331
   Amortization of product masters                                  3,526          3,787          3,250
   Minority interest                                                  184            268             37
   Stock compensation                                                  48              0              0
   Deferred income tax (benefit) provision                            420           (527)             0
    Changes in operating assets and liabilities
       Trade receivables                                           (1,415)          (655)           (63)
       Other receivables                                              956            396         (1,090)
       Inventories                                                   (226)           996           (382)
       Other assets                                                   838           (691)         1,337
       Accounts payable, royalties payable and
       accrued expenses                                               580            200          1,109
       Other current and non current liabilities                      563            468            206
       Other                                                           12              0              0
                                                                 --------       --------       --------
Net cash provided by operating activities                           8,169          7,298          6,377
                                                                 --------       --------       --------
Cash flows from investing activities
   Purchases of property and equipment                               (716)          (463)          (299)
   Payments for product masters                                    (3,417)        (4,220)        (3,267)
   Proceeds from sale of product masters                            1,000              0              0
                                                                 --------       --------       --------
Net cash used in investing activities                              (3,133)        (4,683)        (3,566)
                                                                 --------       --------       --------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit                  (975)           169         (2,040)
   Distributions to joint venture partner                            (510)             0              0
   Proceeds from issuance of long-term debt                             0              0            300
   Principal payments of long-term debt                            (3,473)        (2,318)        (1,679)
                                                                 --------       --------       --------
      Net cash used by financing activities                        (4,958)        (2,149)        (3,419)
                                                                 --------       --------       --------
Net (decrease) increase in cash                                        78            466           (608)
Cash, beginning of year                                               989            523          1,131
                                                                 --------       --------       --------
Cash, end of year                                                $  1,067       $    989       $    523
                                                                 ========       ========       ========
Supplemental disclosures of cash flow information
   Interest paid                                                 $  1,173       $  1,355       $  1,790
   Income taxes paid                                             $     15       $      0       $     37
Noncash investing activities
   Sale of product masters for note receivable                   $  1,000       $      0       $      0

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

         Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company's presence in Western Europe; Australia and New Zealand; and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company's ability to control the venture, Word Entertainment's interest in the joint venture is presented as minority interest in these financial statements.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $525,000 and $1,326,000 at December 31, 1999 and 1998, respectively. Marketing costs expensed for the three years ended December 31, 1999, 1998 and 1997 approximated $4,609,000, $4,455,000 and
$4,626,000, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The useful lives of buildings are 14 to 25 years; leasehold improvements, 2 years, which is the life of the related lease; data processing equipment, 5 years; studio equipment, 5 years; and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs which do not increase the useful lives of the assets are charged to expense as incurred. Additions, improvements and expenditures that significantly add to the productivity or extend the life of an asset are capitalized. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

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

ADVANCE ROYALTIES

         Royalties earned by publishers, producers, songwriters, or other artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized if the past performance and current popularity of the artist to whom the advance is made demonstrates such amounts will be recoverable from future royalties to be earned by the artist. Such capitalized amounts are included as a component of product masters in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of capitalized advance royalties aggregated $562,000 and $1,256,000 at December 31, 1999 and 1998, respectively.

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

2.       OTHER CURRENT ASSETS

Other current assets consist of the following:

                                 December 31
                                (in thousands)
                              1999        1998
                             ------      ------
Prepaid supplies             $1,571      $1,780
Prepaid marketing costs         525       1,326
Deferred tax assets             124         642
Other                           236          83
                             ------      ------
                             $2,456      $3,831
                             ======      ======

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                December 31
                                               (in thousands)
                                            1999          1998
                                          -------       -------
Land                                      $   625       $   625
Buildings and leasehold improvements        2,684         2,633
Data processing and other equipment         1,846         1,354
Studio equipment                            1,037         1,062
Furniture and fixtures                      1,428         1,374
                                          -------       -------
                                            7,620         7,048
Less - accumulated depreciation            (3,956)       (3,575)
                                          -------       -------
                                          $ 3,664       $ 3,473
                                          =======       =======

         Depreciation expense approximated $525,000, $499,000 and $509,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

4.       OTHER ASSETS

Other assets consist of the following:

                                               December 31
                                             (in thousands)
                                           1999          1998
                                          -------       -------
Music copyrights, net of accumulated
amortization                               $1,840        $2,014
Deferred tax assets                           592           494
Other                                         724           688
                                           ------        ------
                                           $3,156        $3,196
                                           ======        ======






         The music copyrights are being amortized over their future estimated useful lives, which is approximately fifteen years. Accumulated amortization at December 31, 1999 and December 31, 1998 was approximately $794,000 and $588,000, respectively.

5.       DEBT

         The Company's $19 million credit agreement includes a $6 million revolving credit facility (the Revolver) and $13 million term loan (the Term
Loan) maturing on August 6, 2002. At the Company's option, the credit agreement carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%. At December 31, 1999, the interest rate on the $3.1 million outstanding under the Revolver was 9.12% and on the $6.25 million outstanding under the Term Loan was 8.76%. At December 31, 1998, the interest rate on the $4.1 million outstanding under the Revolver was 9.25%; and on the $9.5 million outstanding Term Loan was 8.22%.

         At December 31, 1999, the Company had approximately $2.9 million of available funds under the Revolver.

         The Company, in conjunction with the 1996 financing, issued warrants to purchase 805,288 shares of Class A Common Stock. Each warrant entitles the record holder thereof to purchase one fully paid share of Class A Common Stock (for an aggregate of 805,288 shares) or one-fourth fully paid share of convertible preferred stock (for an aggregate of 201,322 shares) at the exercise price of $1.875. These warrants became exercisable on August 6, 1998. The warrants are subject to adjustment upon the issuance of additional shares of common stock by the Company. On the date of issuance, the warrants had an estimated fair value of $1.73 per share or $1,393,000, which is recorded as a discount to the Revolver and Term Loan. As a result of the issuance of shares of Class A Common Stock associated with certain restricted stock grants, the Company issued 13,609 additional warrants in 1999, which are immediately exercisable. The fair value of these warrants, approximately $45,000, was recorded as additional debt discount. The discount is being amortized to interest expense over the term of the facility. At December 31, 1999, the book value of the discount is $649,000 net of accumulated amortization of $789,000.

         The Revolver and Term Loan contain certain restrictive covenants with respect to the Company, including, among other things, maintenance of working capital, limitations on the payments of dividends, the incurrance of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company's assets are pledged as collateral for these loans. The Company is in compliance with these debt covenants at December 31, 1999.

Aggregate principal maturities of long-term debt at December 31, 1999 are as follows:

                                                        Total
           Fiscal Year                          (in thousands)
           -----------                          --------------
              2000                                     $1,937
              2001                                      2,873
              2002                                      4,544
                                                       ------
                                                       $9,354
            Discount                                      649
                                                       ------
                                                       $8,705
                                                       ======

         At December 31, 1999, approximately $299,000, net of accumulated amortization of $396,000, of loan issuance costs, included in other assets, are being amortized over the term of the debt agreements.

6.       INCOME TAXES

         The components of the (benefit) provision for income taxes for the three years ended December 31, 1999 are as follows:

                                        Year Ended December 31
                                            (in thousands)
                                   1999         1998         1997
                                  ------       ------       ------
Current provision (benefit)
   Federal                        $246         $ 138         $0
   State                            26            20          0
                                  ----         -----         --
                                   272           158          0
                                  ----         -----         --
Deferred provision (benefit)
   Federal                         344          (464)         0
   State                            76           (63)         0
                                  ----         -----         --
                                   420          (527)         0
                                  ----         -----         --
Total provision (benefit)         $692         $(369)        $0
                                  ====         =====         ==

         The provision (benefit) for income taxes differs from the amount computed by applying the U. S. federal income tax rate (34%) because of the effect of the following items:

                                                             December 31
                                                            (in thousands)
                                                    1999         1998         1997
                                                   ------       ------       ------
Income tax provision at statutory                  $ 870        $ 596        $ 231
State tax provision, net of federal taxes            71            70           27

Nondeductible expenses                               15            15           (2)
Other, net                                          (84)         (265)         (58)
Change in valuation allowance                       (180)        (785)        (198)
                                                   -----        -----        -----
Provision of (benefit) for income taxes
before extraordinary item                          $ 692       $ (369)      $    0
                                                   =====        =====        =====


         Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                         December 31
                                                     1999           1998
                                                   --------       --------
Deferred Assets
   Net operating loss carryforwards                $    0         $  413
   Reserves for returns and allowances                211            258
   Impairment of building and depreciation            460            494
   Write down of product masters                      137            295
   Tax credits                                          0            618
   Non compete agreement                              246            206
   Other                                                0            100
                                                   ------         ------
                                                    1,054          2,384
                                                   ------         ------

Deferred tax liabilities
   Prepaid marketing expenses                        (217)          (380)
   Other                                             (121)          (368)
                                                   ------         ------
                                                     (338)          (748)
                                                   ------         ------

Deferred tax asset before valuation allowance         716          1,636
Valuation allowance for deferred tax assets             0           (500)
                                                   ------         ------
Net deferred tax asset                             $  716         $1,136
Current portion                                      (124)          (642)
                                                   ------         ------
Long term portion                                  $  592         $  494
                                                   ======         ======

         Management believes that it is more likely than not that it will generate taxable income sufficient to realize the net deferred tax asset recorded at December 31, 1999. For the year ended December 31, 1999, the Company reduced its valuation allowance by $320,000 related to the utilization of previously established foreign tax credits as deductions rather than tax credits. As a result this portion of the prior year tax credits has been written off against the valuation allowance, which did not result in any impact to the results of operations. The Company reduced the remaining $180,000 valuation allowance to zero. Such reduction in the valuation allowance was the result of three consecutive years of profitability coupled with management's current projections that sufficient taxable income will realize the remaining deferred tax assets.

7.       EMPLOYEE BENEFITS

         The Company maintains a non-contributory defined contribution Profit Sharing Plan (the "Plan") covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined. The Company did not make contributions to the Plan during the year ended December 31, 1998 as contributions are at the discretion of the Board of Directors. The Company contributed $91,000 and $99,670 to the Plan during the years ended December 31, 1999 and 1997, respectively.

         The Company also provides a qualifying 401k Plan ("401k Plan") covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company's Board of Directors. The Company contributed approximately $110,000; $102,000; and $175,000 during the years ended December 31, 1999, 1998 and 1997, respectively. The Board of Directors amended the 401(k) Plan in 1997 to include qualified non-elective contributions to satisfy minimum contributions.

8.       RELATED PARTY TRANSACTIONS

         Integrity Worship Ministries, formerly known as Worship International ("Worship"), is a not-for-profit charitable organization, of which the principal stockholder of the Company is a member of the board of directors. The Company donated $9,280, $7,895 and $12,642 of inventory to Integrity Worship Ministries during 1999, 1998 and 1997, respectively.

         One of the Company's exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $276,000, $208,149 and $197,831 for the three years ended December 31, 1999, 1998 and 1997. Amounts due to the officer at December 31, 1999 and 1998 approximate $82,690 and $57,957, respectively. Due from this officer at December 31, 1999 is $10,500 advanced against future royalties.

9.       SEGMENT REPORTING

         The Company is a multinational corporation with wholly-owned subsidiaries in the United States, Australia, the United Kingdom and Singapore. Transfers between companies primarily represent inter-company export sales of U.S. produced goods and are accounted for based on established sales prices between the related companies. Intercompany sales and profits are eliminated during consolidation. In computing operating profits, general corporate expenses, to the extent related to a segment, are charged to that segment. Marketing and fulfillment costs are also attributed to the specific segment benefited. Other expenses (income) are also included in the general corporate expenses total.


         The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct to consumers, International and Other channels. The Retail channel primarily represents sales to Christian bookstores and others either directly from the Company or through third party distributors. Direct to consumers primarily represents sales from direct mail programs but also includes Internet sales, special event sales, and sales direct to churches, including through the Company's hymnal joint venture. The International channel represents all transactions with foreign entities, whether they are shipped from the US or one of the Company's three foreign subsidiaries. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The other channels segment includes copyright revenue from the song catalog and other small distribution sales.

         The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net revenues and operating income before taxes. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                      1999                    1998                   1997
                                                    -------                 -------                -------
    NET SALES
    Direct to consumer                              $14,188                 $13,430                $11,602
    Retail                                           20,924                  14,702                 14,214
    International                                     7,234                   6,392                  6,346
    Other                                             6,154                   6,534                  4,700
    Eliminations                                    (2,929)                 (2,211)                (1,908)
                                                    -------                 -------                -------
       Consolidated                                 $45,571                 $38,847                $34,954
                                                    =======                 =======                =======

    OPERATING PROFIT (BEFORE MINORITY INTEREST)
    Direct to consumer                               $2,047                 $ 2,954                $ 3,158
    Retail                                            4,082                   3,018                  3,121
    International                                     1,836                   1,436                  1,452
    Other                                             1,669                   1,798                    278
                                                    -------                 -------                -------
       Consolidated                                   9,634                   9,206                  8,009

    General corporate expense                         5,802                   5,924                  5,540
    Interest expense, net                             1,292                   1,529                  1,790
                                                    -------                 -------                -------

    Income before income taxes and
    minority interest                               $ 2,540                 $ 1,753                $   679
                                                    =======                 =======                =======

    IDENTIFIABLE ASSETS
    Direct to consumer                              $ 2,447                 $ 2,870                $ 2,581
    Retail                                                0                       0                      0
    International                                     3,230                   2,596                  2,218
    Other                                             1,840                   2,014                  2,191

    General corporate assets                         22,531                  24,137                 22,785
                                                    -------                 -------                -------
       Total assets                                 $30,048                 $31,617                $30,775
                                                    =======                 =======                =======

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

         The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company's international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):

                                                      1999                    1998                   1997
                                                    -------                 -------                -------
    NET SALES
    United States                                   $38,337                 $32,464                $29,875
    Europe                                            2,401                   1,956                  1,638
    Australia                                         1,174                   1,011                  1,267
    Asia                                              1,142                     938                      0
    Other                                             2,517                   2,478                  2,174
                                                    -------                 -------                -------
                                                    $45,571                 $38,847                $34,954
                                                    =======                 =======                =======
    IDENTIFIABLE ASSETS
    United States                                   $26,818                 $29,021                $28,557
    Europe                                            1,688                   1,368                  1,104
    Australia                                           629                     494                    565
    Asia                                                913                     734                      0
    Other                                                 0                       0                    549
                                                    -------                 -------                -------
                                                    $30,048                 $31,617                $30,775
                                                    =======                 =======                =======

10.      STOCKHOLDERS' EQUITY

         Each holder of the Company's Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except as to voting privileges. No dividends were declared or paid during the years ended December 31, 1999 and 1998.

11.      STOCK COMPENSATION PLANS

         The Company has two stock option plans, which provide for the granting of stock options to officers, employees and non-employee directors. The Long-term Incentive Plan (the "Incentive Plan") permits grants of not only incentive stock options, but also non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The Incentive Plan is authorized to issue up to 400,000 shares of Class A Common Stock in connection with such awards. Under the Incentive Plan, awards may not be granted at less than the market value at the date of the grant, and vesting terms are generally five years. The 1994 Stock Option Plan for Outside Directors (the "Directors' Plan"), grants 1,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant.

         The Executive Stock Purchase Plan permits certain employees to purchase shares of common stock from the Company. Under this Plan, there are 50,000 shares of Class A common stock reserved at December 31, 1999.

         Effective December 28, 1995, the Company's Board of Directors adopted the 1995 Cash Incentive Plan. Awards may be granted by the Company's Compensation Committee and any award made is expressed in a number of units payable only in cash. Vesting is one-fifth of the units of an award on each anniversary of the date of grant until vested in full. Participants become vested in full six months after the occurrence of a change in control (as defined by the agreement) of the Company. The value of all units is measured as the difference between the fair market value of the Company's stock on the grant date and the fair market value of the Company's stock on any given date subsequent to the grant date. To the extent the fair market value of the stock exceeds the fair market value at the date of grant, compensation expense will be charged to the Company's statement of operations. As of December 31, 1999, 127,500 awards have been granted. During 1999, the Company paid $62,000 related to this plan and retains an accrual in the amount of $40,000 for the difference in the fair market value of the stock between the grant date and the end of the year.

         The Company accounts for stock-based compensation plans under APB 25, "Accounting for Stock Issued to Employees". As a result, the Company has recognized compensation expense only for the 1995 Cash Incentive Plan discussed above. The Company is not required to recognize compensation expense for the other option plans as the exercise price is equal to, or greater than, the fair market value at the date of grant. The Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation: (FAS 123)". Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123 and if these values had been recorded in the statement of operations, the Company's net income (loss) and per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                       1999               1998               1997
                                                    ----------         ----------          --------
      Net income          As reported               $1,664,000         $1,854,000          $642,000
                          Pro forma                  1,474,000          1,785,000           543,000

      Basic EPS           As reported                     0.30               0.34              0.12
                          Pro forma                       0.26               0.32              0.10

      Diluted EPS         As reported                     0.28               0.32              0.12
                          Pro forma                       0.24               0.31              0.10

         These pro forma amounts represent the estimated fair value of stock options issued during 1999, 1998 and 1997 and are being amortized to expense over the applicable vesting period. Additional options may be granted in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: Dividend yields of 0%, expected volatility of 50% each year, risk-free interest rates that approximate the yield of a five year government bond, and a specific vesting period for each option.

         The following table summarizes the changes in the number of shares under option:


                                                                                              Total         Weighted
                                                   EXERCISE PRICE RANGES                     shares         average
                                                                                              under       option price
                                    $0.50 - $2.00     $2.01 - $5.00     $5.01- $10.00         option        per share
                                    -------------     -------------     -------------       ---------     ------------
Outstanding at 12/31/96                   120,000           123,000           125,000         368,000           3.60
Granted                                   141,027                 0                 0         141,027           1.74
Exercised                                       0                 0                 0               0              0
Forfeited                                (35,000)                 0         (113,000)       (148,000)           7.21
                                         --------           -------         ---------       ---------
Outstanding at 12/31/97                   226,027           123,000            12,000         361,027           1.39
Granted                                    20,000            13,000                 0          33,000           1.64
Exercised                                       0                 0                 0               0              0
Forfeited                                (60,000)                 0                 0        (60,000)           1.58
                                         --------           -------         ---------       ---------
Outstanding at 12/31/98                   186,027           136,000            12,000         334,027           1.38
Granted                                         0           272,000                 0         272,000           3.60
Exercised                                       0                 0                 0               0              0
Forfeited                                 (1,000)           (2,000)           (3,000)         (6,000)           5.35
                                         --------           -------         ---------       ---------
Outstanding at 12/31/99                   185,027           406,000             9,000         600,027           2.99
                                         ========           =======         =========       =========
Exercisable at 12/31/99                    91,211            89,000             7,600         187,811
                                         ========           =======         =========       =========
Plan shares available for
future grants                                                                                 145,000
                                                                                            =========

         The Company also has 818,897 warrants outstanding at December 31, 1999 at an exercise price of $1.875. These warrants were issued primarily in 1996 with an estimated fair value at time of issuance of $1,438,000 and expire in 2006.

         The weighted-average fair value of options granted is $1.82, $1.32 and $1.01 for the years ended December 31, 1999, 1998 and 1997, respectively. The weighted average remaining contractual life for all options outstanding is 5.6 years. During 1999, the Company issued 100,000 shares of restricted common stock to an officer of the Company. These shares had a fair value at the time of issuance of $375,000 and vest on the seventh anniversary of the date of grant.

12.      COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and other claims which may arise in the ordinary course of business. However, the company is not party to any material legal proceedings. The Company's commitments under lease agreements for equipment are not significant.

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               1999 Three Months Ended
                                                        (in thousands, except per share data)
                                            Mar 31               Jun 30             Sep 30              Dec 31
                                            ------               ------             ------              ------
Net Sales                                  $11,045              $10,513            $11,547             $12,466
Gross Profit                                 5,822                5,849              5,740               6,224
Net Income                                     223                  156                632                 653
Basic earnings per share                      $.04                 $.03               $.11                $.12
Diluted earnings per share                    $.04                 $.03               $.10                $.11


                                                               1998 Three Months Ended
                                                        (in thousands, except per share data)
Net Sales                                   $9,453               $9,678            $10,196              $9,520
Gross Profit                                 5,456                5,650              4,939               4,817
Net Income                                     454                  174                442                 784
Basic earnings per share                      $.09                 $.03               $.08                $.14
Diluted earnings per share                    $.08                 $.03               $.08                $.13

2.       FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedules of the Company are set forth herewith:

                             INTEGRITY INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                      Additions
                                                      Charged to
                                Balance at Beg.       costs and                            Balance at end
          Description              Of Period           expenses        Deductions (1)         of Period
          -----------           ---------------       ----------       --------------      --------------
  1997
  Allowance for returns and
  doubtful accounts                  1,684             5,174              (6,046)                812

  1998
  Allowance for returns and
  doubtful accounts                    812             4,852              (4,968)                696

  1999
  Allowance for returns and
  doubtful accounts                    696             5,108              (4,696)              1,108


(1) Represents write-offs during the respective period for product returns and uncollectible accounts.

                                                     Charged to
                                  Balance at          costs and                            Balance at end
          Description           Beg. Of Period        expenses          Adjustments (2)       of Period
          -----------           ---------------       ---------        ---------------     --------------
  1997
  Valuation on deferred tax
  assets                             1,483             (198)                                   1,285

  1998
  Valuation on deferred tax
  assets                             1,285             (785)                                     500

  1999
  Valuation on deferred tax
  assets                               500             (180)                (320)                  0

(2) During 1999, the Company reduced its valuation allowance by $320,000 related to the utilization of previously established foreign tax credits as deductions rather than tax credits. As a result, this portion of the prior year tax credits has been written off against the valuation allowance.

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

                               INDEX TO EXHIBITS

           Exhibit
            Number            Exhibit Description
             3(i)      Certificate of Incorporation of the Registrant, as
                       amended (incorporated by reference from Exhibit 4(a) to
                       the Registrant's Registration Statement on Form S-8 (File
                       No. 33-84584) filed on September 29, 1994).
            3(i).1     Certificate of Amendment to the Certificate of
                       Incorporation of the Registrant, dated July 21, 1995
                       (incorporated by reference from Exhibit 3(I).1 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 1995).
            3(ii)      Bylaws of the Registrant, as amended (incorporated by
                       reference from Exhibit 3(ii) to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582),
                       and amendments thereto, originally filed on May 6, 1994).
             4.1       See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the
                       Certificate of Incorporation, as amended, and Bylaws, as
                       amended, of the Registrant defining rights of holders of
                       Class A and Class B Common Stock of the Registrant.
             4.2       Form of Class A Common Stock certificate of the
                       Registrant (incorporated by reference from Exhibit 4.2 to
                       the Registrant's Registration Statement on Form S-1 (File
                       No. 33-78582), and amendments thereto, originally filed
                       on May 6, 1994).
             10.1      Agreement dated as of June 1, 1994, by and between
                       Integrity Music, Inc. and LCS Industries, Inc. (Portions
                       of the foregoing have been granted confidential
                       treatment.) (incorporated by reference from Exhibit 10.13
                       to the Registrant's Registration Statement on Form S-2
                       (File No. 33-78582), and amendments thereto, originally
                       filed on May 6, 1994).
             10.2      Form of Continuity Club Membership Agreement
                       (incorporated by reference from Exhibit 10.25 to the
                       Registrant's Registration Statement on Form S-1 (File No.
                       33-78582), and amendments thereto, originally filed on
                       May 6, 1994).
             10.3      Loan and Security Agreement, dated as of August 2, 1996,
                       by and among Integrity Incorporated and Creditanstalt
                       Corporate Finance, Inc., (incorporated by reference from
                       Exhibit 10.1 to the Registrant's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 1996).
             10.4      Stock Pledge Agreement, dated as of August 2, 1996, by
                       Integrity Incorporated in favor of Creditanstalt
                       Corporate Finance, Inc., (incorporated by reference from
                       Exhibit 10.2 to the Registrant's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 1996).
             10.5      Conditional Assignment and Trademark Security Agreement,
                       dated August 2, 1996, between Integrity Incorporated and
                       Creditanstalt Corporate Finance, Inc. (incorporated by
                       reference from Exhibit 10.3 to the Registrant's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 1996).
             10.6      Collateral Assignment and Agreement, dated as of August
                       2, 1996, by and between Integrity Incorporated and
                       Creditanstalt Corporate Finance, Inc., (incorporated by
                       reference from Exhibit 10.4 to the Registrant's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 1996).
             10.7      Copyright Security Agreement, dated as of August 2, 1996,
                       made by Integrity Incorporated in favor of Creditanstalt
                       Corporate Finance, Inc., (incorporated by reference from
                       Exhibit 10.5 to the Registrant's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 1996).

             10.8      Warrant Agreement, dated August 2, 1996, made by
                       Integrity Incorporated in favor of Creditanstalt
                       Corporate Finance, Inc., (incorporated by reference from
                       Exhibit 10.6 to the Registrant's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 1996).
             10.9      Product Distribution Agreement by and between Integrity
                       Incorporated and Word, Inc., dated as of April 1, 1996.
                       (The foregoing is the subject of a request for confidential treatment.) (incorporated by reference from
                       Exhibit 10.7 to the Registrant's Quarterly Report on Form
                       10-Q for the quarter ended June 30, 1996).
            10.10 First Amendment to Loan and Security Agreement, dated as of February 14, 1997, by and among Integrity Incorporated and Creditanstalt Corporate Finance, Inc. (incorporated by reference from Exhibit 10.14 to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1996).
            10.11 Second Amendment to Loan and Security Agreement, dated as of March 31, 1999, by and among Integrity Incorporated and Bank Austria Creditanstalt Corporate Finance, Inc.
                       (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
            10.12      Warrant Certificate, dated January 26, 2000, issued by
                       Integrity Incorporated to Creditanstalt Corporate
                       Finance, Inc. (filed herewith)
            10.13      Product Distribution Agreement by and between Integrity
                       Incorporated and Word, Inc., dated as of January 1, 2000
                       (The foregoing is the subject of a request for confidential treatment)
            10.14      Asset Purchase Agreement by and between Integrity
                       Incorporated and Idea Entertainment, Inc. dated as of November 19, 1999. (filed herewith)
            10.15      Amended and Restated Stock Pledge Agreement, dated as of
                       January 22, 1997, by Integrity Incorporated in favor of
                       Creditanstalt Corporate Finance, Inc. (incorporated by reference from Exhibit 10.15 to the Registrant's Annual
                       Report on Form 10-K for the year ended December 31,
                       1996).
                       EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
            10.16 Integrity Music, Inc. Profit Sharing Plan (incorporated by reference from Exhibit 10.42 to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
            10.17 1994 Management Incentive Plan (incorporated by reference from Exhibit 10.43 to the Registrant's Registration
                       Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
            10.18      Integrity Music, Inc. Long-Term Incentive Plan
                       (incorporated by reference) from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                       33-86126) filed on November 7, 1994).
            10.19      Form of Stock Option Agreement under the Integrity Music,
                       Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.45 to the Registrant's Registration
                       Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
            10.20      Integrity Music, Inc. 1994 Stock Option Plan for Outside
                       Directors (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File
                       No. 33-86128) filed on November 7, 1994).
            10.21 Form of Indemnification Agreement (incorporated by reference from Exhibit 10.47 to the Registrant's
                       Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
            10.22      Integrity Music, Inc. Employee Stock Purchase Plan
                       (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                       33-84584) filed on September 29, 1994).
            10.23      Integrity Music, Inc. 401(k) Employee Savings Plan
                       (incorporated by reference from Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).


            10.24      Amendment Number three to the Integrity Music, Inc.
                       401(k) Employee Savings Plan, dated as of April 2, 1997
                       (incorporated by reference from Exhibit 10.29 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1997).
            10.25      Defined Contribution Master Plan and Trust Agreement
                       relating to Non-Standardized Profit Sharing Plan
                       (incorporated by reference from Exhibit 10.51 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1995).
            10.26      Form of Key Employee Change in Control Agreement
                       (incorporated by reference from Exhibit 10.33 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1995).
            10.27      Integrity Incorporated 1995 Cash Incentive Plan
                       (incorporated by reference from Exhibit 10.34 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1995).
            10.28      Integrity Incorporated Severance Agreement (incorporated
                       by reference from Exhibit 10.35 to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1995).
            10.29      Employment Agreement by and among Integrity Incorporated
                       and Jerry Weimer dated as of March 28, 1996 (incorporated
                       by reference from Exhibit 10.28 to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1996).
            10.30      Employment Agreement by and among Integrity Incorporated
                       and Don Moen dated as of October 1, 1998 (incorporated by
                       reference from Exhibit 10.27 to the Registrant's Annual
                       Report on Form 10-K for the year ended December 31,
                       1998).
            10.31      Employment Agreement by and among Integrity Incorporated
                       and Daniel McGuffey dated as of January 1, 1998
                       (incorporated by reference from Exhibit 10.28 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1998).
            10.32      Amendment to the Integrity Music, Inc. 1994 Employee
                       Stock Purchase Plan as approved on August 6, 1999
                       (incorporated by reference from Exhibit 10.0 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 1999).
            10.33      Integrity Incorporated 1999 Long-Term Incentive Plan, as
                       approved by the Stockholders of the Corporation on May 7,
                       1999 (incorporated by reference from Exhibit 10.1 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended June 30, 1999).
              11       Statement of Computation of Per Share Earnings
              21       Subsidiaries of the Registrant
              23       Consent of Independent Accountant
              27       Financial Data Schedule (for SEC only)

(b)     Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.

                                     INTEGRITY INCORPORATED



                                     By:         /s/ P. Michael Coleman
                                        ----------------------------------------
                                        P. Michael Coleman
                                        Chairman, President and
                                        Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 27, 2000.

                       Signature                                            Title
                  /s/ P. Michael Coleman
---------------------------------------------------------
                    P. Michael Coleman                    Chairman, President and Chief Executive Officer
                                                          (Principal Executive Officer)

                /s/ Alison S. Richardson
---------------------------------------------------------
                  Alison S. Richardson                    Senior Vice President, Finance and Administration
                                                          (Principal Financial and Accounting Officer)

                  /s/ Jean C. Coleman
---------------------------------------------------------
                    Jean C. Coleman                       Director

                 /s/ Jimmy M. Woodward
---------------------------------------------------------
                   Jimmy M. Woodward                      Director

                 /s/ Charles V. Simpson
---------------------------------------------------------
                   Charles V. Simpson                     Director

                 /s/ Heeth Varnedoe III
---------------------------------------------------------
                   Heeth Varnedoe III                     Director