Form 10-Q
period 2000-03-31
INTEGRITY INC
filed 2000-05-10
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000              Commission File No. 000-24134
                                                                               ---------

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


Yes   [X]     No   [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                           Outstanding at May 10, 2000
-----                                           ---------------------------
Class A Common Stock, $0.01 par value                    2,179,000
Class B Common Stock, $0.01 par value                    3,435,000

FINANCIAL INFORMATION
Item 1.  Financial Statements

                             INTEGRITY INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     Mar 31, 2000   Dec 31, 1999
                                                                                     ------------   ------------
ASSETS                                                                               (Unaudited)
Current Assets
   Cash                                                                               $      974     $    1,067
   Trade receivables, less allowance for returns and doubtful accounts of $1,109
      and $1,108                                                                           6,925          6,329
   Other receivables                                                                       1,601          1,681
   Inventories                                                                             4,595          4,754
   Other current assets                                                                    2,237          2,456
                                                                                      ----------     ----------
      Total current assets                                                                16,332         16,287

Property and equipment, net of accumulated depreciation of $4,086 and $3,956               3,799          3,664
Product masters, net of accumulated amortization of $12,997 and $11,649                    6,606          6,941
Other assets                                                                               2,920          3,156
                                                                                      ----------     ----------
      Total assets                                                                    $   29,657     $   30,048
                                                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                  $    1,999     $    1,937
   Accounts payable and accrued expenses                                                   3,573          3,108
   Royalties payable                                                                       2,119            774
   Other current liabilities                                                               1,163          1,493
                                                                                      ----------     ----------
      Total current liabilities                                                            8,854          7,312

Long-term debt                                                                             4,394          6,768
Other long-term liabilities                                                                   26             52
                                                                                      ----------     ----------
      Total liabilities                                                                   13,274         14,132
                                                                                      ----------     ----------

Commitments and contingencies                                                                  0              0
                                                                                      ----------     ----------

Minority interest                                                                          1,199          1,166
                                                                                      ----------     ----------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
      Outstanding                                                                              0              0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
      2,179,000 shares issued and outstanding                                                 22             22
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
      3,435,000 shares issued and outstanding                                                 34             34
   Additional paid-in capital                                                             13,847         13,847
   Unearned compensation                                                                    (313)          (327)
   Retained earnings                                                                       1,631          1,215
   Equity adjustments from foreign currency translation                                      (37)           (41)
                                                                                      ----------     ----------
      Total stockholders' equity                                                          15,184         14,750
                                                                                      ----------     ----------
         Total liabilities and stockholders' equity                                   $   29,657     $   30,048
                                                                                      ==========     ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  Three Months Ended
                                                       March 31
                                                         2000           1999
                                                      ----------     ----------

Net sales                                             $   14,138     $   11,045
Cost of sales                                              7,134          5,223
                                                      ----------     ----------
Gross profit                                               7,004          5,822

Marketing and fulfillment expenses                         3,363          2,662
General and administrative expenses                        2,668          2,330
                                                      ----------     ----------
   Income from operations                                    973            830

Other expenses
   Interest expense, net                                     262            375
   Other expenses                                             16             18
                                                      ----------     ----------
   Income before minority interest and taxes                 695            437
Provision for income taxes                                   259            156
Minority interest, less applicable taxes                      20             58
                                                      ----------     ----------
Net income                                            $      416     $      223
                                                      ==========     ==========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                       4             15
                                                      ----------     ----------
Comprehensive income                                  $      420     $      238
                                                      ==========     ==========
NET INCOME PER SHARE
   Basic                                              $     0.07     $     0.04
                                                      ==========     ==========
   Diluted                                            $     0.07     $     0.04
                                                      ==========     ==========

Weighted average number of shares outstanding
   Basic                                                   5,614          5,514
   Diluted                                                 6,023          6,069


              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                              Three months Ended March 31
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities
Net income                                                      $    416       $    223
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                     262            284
   Amortization of product masters                                 1,353            830
   Minority interest                                                  20             58
   Stock compensation                                                 14              0
    Changes in operating assets and liabilities
       Trade receivables                                            (596)          (539)
       Other receivables                                            (170)          (307)
       Inventories                                                   159            558
       Other assets                                                  384            942
       Accounts payable, royalties payable and
              Accrued expenses                                     1,810           (955)
       Other current and non current liabilities                    (356)          (157)
        Other                                                         17            (15)
                                                                --------       --------
Net cash provided by operating activities                          3,313            922
                                                                --------       --------
Cash flows from investing activities
   Payments received on notes receivable                             250              0
   Purchases of property and equipment                              (265)           (57)
   Payments for product masters                                   (1,018)          (434)
                                                                --------       --------
Net cash used in investing activities                             (1,033)          (491)
                                                                --------       --------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit               (1,748)            22
   Distributions to joint venture partner                              0           (260)
   Principal payments of long-term debt                             (625)          (526)
                                                                --------       --------
      Net cash used in financing activities                       (2,373)          (764)
                                                                --------       --------
Net (decrease) increase in cash                                      (93)          (333)
Cash, beginning of year                                            1,067            989
                                                                --------       --------
Cash, end of period                                             $    974       $    656
                                                                ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND MARCH 31, 1999
                                  (UNAUDITED)


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

         Integrity Music Europe Ltd. was formed in 1988; Integrity Music Pty. Ltd. was formed in 1991; and Integrity Media Asia Pte. Ltd. was formed in 1995. These wholly-owned subsidiaries of the Company serve to expand the Company's presence in Western Europe, Australia and New Zealand; and Singapore, respectively. Celebration Hymnal LLC was formed in 1997 with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Word Entertainment's interest in the venture is presented as a minority interest in these financial statements, as the venture is controlled by the Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements contained in the Company's Annual Report, dated December 31, 1999. The unaudited condensed financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

         Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct, retail and e-commerce sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of three months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs of approximately $1.4 million was expensed for the three months ended March 31, 2000 and 1999.

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

NOTE 2 - LONG TERM DEBT

         The Company's financing agreement includes a revolving credit facility and a term loan that are payable through August 2002. There is $1.4 million and $3.1 million outstanding under the credit facility and $5.6 and $6.25 million outstanding under the term loan at March 31, 2000 and December 31, 1999, respectively. At the Company's option, the loan carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%.

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:


                                                          Three months ended March 31
                                                          ---------------------------
         Net Sales                                            2000           1999
         ---------                                         ----------     ----------

         Retail                                            $    7,232     $    4,522
         Direct to consumer                                     4,061          3,468
         International                                          1,980          1,629
         Other                                                  1,557          1,512
         Eliminations                                            (692)           (86)
                                                           ----------     ----------
                                                           $   14,138     $   11,045
                                                           ==========     ==========
         Operating profit (before minority interest)
         ------------------------------------------
         Retail                                                 1,430          1,048
         Direct to consumer                                       647            561
         International                                            293            350
         Other                                                    710            740
                                                           ----------     ----------
         Consolidated                                           3,080          2,699
         General corporate expense                             (2,123)        (1,887)
         Interest expense, net                                   (262)          (375)
                                                           ----------     ----------
         Income before income taxes and minority
         interest
                                                           $      695     $      437
                                                           ==========     ==========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $3.1 million or 28.0% to $14.1 million for the three months ended March 31, 2000, as compared to $11.0 million during the three months ended March 31, 1999. The increase in revenue is primarily attributable to increased volume in the retail segment. Sales in the retail segment increased $2.7 million or 60.0% to $7.2 million, compared to $4.5 million in the same period in 1999. This increase was due primarily to the release of the second WoW Worship album, WoW Orange, a collection of the best selling praise and worship songs, created in partnership with Maranatha! and Vineyard. Sales of WoW Orange totaled $2.8 million in the first quarter of 2000. The first WoW Worship album, WoW Blue, was released in the second quarter of 1999. Sales in the direct to consumer segment increased by 17.1% to $4.1 million, compared to $3.5 million for the same period in 1999 mainly due to sales through the Company's new television direct response program. Sales in the television direct response program include initial product offerings under a new continuity program "Worlds Best Praise and Worship". Sales in television direct response also include one time sales of various other albums such as WoW Worship. International sales grew by 21.5% to $2.0 million, as compared to $1.6 million in the same period in 1999. Sales in the Other segment increased by 3.0% to $1.6 million, as compared to $1.5 million in the same period in 1999. New product sales in all segments totaled $5.1 million or 35.9% of net revenue for the three months ended March 31, 2000, as compared to $2.9 million or 26.8% of net revenue for the same period in 1999. The increase in new product sales as a percentage of total sales is due primarily to the WoW Orange release discussed above.

         Gross profit increased to $7.0 million or 49.5% of sales, as compared to $5.8 million or 52.7% of sales in the same period in 1999. Gross profit as a percentage of sales decreased in the first quarter of 2000 compared to the same period in 1999 mainly because of costs relating to the WoW Orange album, which has a gross margin of approximately 45%. Other factors that contributed to the change in the gross margin include the Company's changing sales mix, which is trending towards greater sales in the retail segment. The retail segment generally has lower gross margins since sales through this segment are generally at wholesale prices. Historically, the Company's gross margins benefited from higher sales in the direct to consumer segment where sales are generally at retail value.

         Marketing and fulfillment expenses increased 26.3% to $3.4 million or 23.6% of net sales for the three months ended March 31, 2000, as compared to $2.7 million or 24.1% of net sales for the same period in 1999. The increase in marketing and fulfillment expenses is primarily attributable to increased fulfillment costs in the retail segment that now comprises 51% of consolidated net sales. Fulfillment costs will continue to increase as a percent of consolidated net sales if the Company's retail segment grows at a faster rate than the other segments which do not incur this third party expense. Additionally, fulfillment costs related to the WoW Orange album are at a higher rate than other products due to the joint marketing agreement discussed above. The distribution and fulfillment for the direct to consumer segments are handled with in house personnel and the Company's own warehouse and shipping facility. The Company contracts with a third party for some data management, however, the customer service and actual fulfillment functions are performed in house. Marketing costs as a percent of sales were also lower as compared to the comparable period in 1999 as the expenses remained relatively flat. Marketing expenses during 1999 included the expenses related to the initial release of Integrity Notes in the first quarter of 1999.

         General and administrative expenses increased to $2.7 million or 18.9% of net sales for the three months ended March 31, 2000, as compared to $2.3 million or 21.1% of net sales for the same period in 1999. The decrease from the 1999 period as a percentage of sales is primarily attributable to greater sales volume that did not necessitate an increase in general and administrative expenses.

         Operating profit in the retail segment grew 36.5% to $1.4 million for the three months ended March 31, 2000 from $1.0 million for the same period in 1999 due to the revenue increases discussed above, resulting from major product releases during the quarter such as WoW Orange. Operating costs related to the retail segment, principally fulfillment expenses, were consistent with the increase in sales. The lower gross margin in the retail segment discussed above also contributed to the results for the segment. Operating profit from the direct to consumer segment increased 15.3% to $647,000 for the three months ended March 31, 2000 from $561,000 for the same period in 1999 and is consistent with the 17.1% increase in revenue. Operating profit in the international segment decreased by 16.3% to $293,000 for the three months ended March 31, 2000 from $350,000 for the same period in 1999 due to greater operating expenses in the international offices. Operating profit in the Other segment was relatively flat.

         Interest expense decreased $113,000 to $262,000 or 1.9% of net sales for the three month period ended March 31, 2000, as compared to $375,000 or 3.4% of net sales for the same period in 1999. The decrease in the first three months of 2000 was the result of lower average debt levels for the period. The average interest rate for the three months ended March 31, 2000 and 1999 was 10.9% and 11.1%, respectively.

         The Company recorded an income tax provision of $259,000 and $156,000 for the three months ended March 31, 2000 and 1999, respectively. The Company's effective tax rate for the first quarter of 2000 was 37.3%.

         Net income for the three months ended March 31, 2000 increased by $193,000 to $416,000, as compared to $223,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. The Company believes that funds generated from operations, together with existing cash and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth for the foreseeable future. For the periods ended March 31, 2000 and 1999, the Company had average daily borrowings under the credit agreement of $5.1 million and $12.5 million at average rates of 10.9% and 11.1%, respectively. At March 31, 2000, the Company had $4.6 million available to borrow under this agreement.

         Cash generated from operations totaled $3.3 million and $922,000 for the three months ended March 31, 2000 and 1999, respectively. The increase from 1999 to 2000 resulted primarily from increased earnings before depreciation and amortization and the timing of payments for liabilities, principally royalties.

         Investing activities used $1.0 million and $491,000 during the three months ended March 31, 2000 and 1999, respectively. This consisted, partially, of capital expenditures for computer equipment and capital improvements to existing buildings totaled $265,000 and $57,000 for the three months ended March 31, 2000 and 1999, respectively. The investments in product masters for the three months ended March 31, 2000 and 1999 totaled $1.0 million and $434,000, respectively. The increase in the investments in product masters related to releases in the first quarter and the continued development of other products by the Company.

         The Company made principal payments on its term loan of $625,000 and $526,000 in the three months ended March 31, 2000 and 1999, respectively, and used excess cash from operations of $1.7 million to reduce the Company's revolving credit facility.

         During the three month period ended March 31, 2000, the company did not make any distributions to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. There will be no material impact on the Company's financial statements as a result of the issuance of this bulletin.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Item 3 disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

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

4                 Form of Class A Common Stock certificate of the Registrant
                  (incorporated by reference from Exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  33-78582), and amendments thereto, originally filed on May 6,
                  1994)

27                Financial Data Schedule (for SEC use only).

                  (B) REPORT ON FORM 8-K
                  There were no reports on Form 8-K filed for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               INTEGRITY INCORPORATED


Date:  May 10, 2000                          /s/ P. Michael Coleman
                                             -----------------------------------
                                                P. Michael Coleman
                                                Chairman, President and Chief
                                                Executive Officer


Date:  May 10, 2000                          /s/ Alison S. Richardson
                                             -----------------------------------
                                                Alison S. Richardson
                                                Senior Vice President,
                                                Finance and Administration