Form 10-Q
period 2000-06-30
INTEGRITY INC
filed 2000-08-11
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    June 30, 2000    Commission File No. 000-24134
                                                                       ---------

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

                                 1000 Cody Road
                              Mobile, Alabama 36695
               (Address of principal executive offices, zip code)


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


Class                                            Outstanding at August 10, 2000
-----                                            ------------------------------
Class A Common Stock, $0.01 par value                      2,179,000
Class B Common Stock, $0.01 par value                      3,435,000

FINANCIAL INFORMATION
Item 1. Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       Jun 30, 2000       Dec 31, 1999
                                                                                       ------------       ------------
                                                                                       (Unaudited)

ASSETS
Current Assets
   Cash                                                                                 $    1,295         $    1,067
   Trade receivables, less allowance for returns and doubtful accounts of $902
              and $1,108                                                                     4,912              6,329
   Other receivables                                                                         1,027              1,681
   Inventories                                                                               4,509              4,754
   Other current assets                                                                      1,929              2,456
                                                                                        ----------         ----------
    Total current assets                                                                    13,672             16,287

Property and equipment, net of accumulated depreciation of $4,204 and $3,956                 3,860              3,664
Product masters, net of accumulated amortization of $14,397 and $11,649                      6,157              6,941
Other assets                                                                                 2,847              3,156
                                                                                        ----------         ----------
    Total assets                                                                        $   26,536         $   30,048
                                                                                        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                                                     $    2,064         $    1,937
  Accounts payable and accrued expenses                                                      1,628              3,108
  Royalties payable                                                                          1,501                774
  Other current liabilities                                                                  1,000              1,493
                                                                                        ----------         ----------
    Total current liabilities                                                                6,193              7,312

Long-term debt                                                                               3,767              6,768
Other long-term liabilities                                                                     26                 52
                                                                                        ----------         ----------
    Total liabilities                                                                        9,986             14,132
                                                                                        ----------         ----------

Commitments and contingencies                                                                    0                  0
                                                                                        ----------         ----------

Minority interest                                                                            1,270              1,166
                                                                                        ----------         ----------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
             Outstanding                                                                         0                  0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
             2,179,000 shares issued and outstanding                                            22                 22
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
             3,435,000 shares issued and outstanding                                            34                 34
   Additional paid-in capital                                                               13,847             13,847
   Unearned compensation                                                                      (299)              (327)
   Retained earnings                                                                         1,844              1,215
   Equity adjustments from foreign currency translation                                       (168)               (41)
                                                                                        ----------         ----------
    Total stockholders' equity                                                              15,280             14,750
                                                                                        ----------         ----------
      Total liabilities and stockholders' equity                                        $   26,536         $   30,048
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended                  Six Months Ended
                                                              June 30                           June 30
                                                       2000             1999             2000             1999
                                                     --------         --------         --------         --------

Net sales                                            $ 12,629         $ 10,513         $ 26,767         $ 21,558
Cost of sales                                           6,929            4,664           14,063            9,887
                                                     --------         --------         --------         --------
Gross profit                                            5,700            5,849           12,704           11,671

Marketing and fulfillment expenses                      2,433            2,892            5,796            5,554
General and administrative expenses                     2,565            2,365            5,232            4,695
                                                     --------         --------         --------         --------
   Income from operations                                 702              592            1,676            1,422

Other expenses
   Interest expense, net                                  252              304              514              679
   Other expenses                                          42              (24)              57               (6)
                                                     --------         --------         --------         --------
   Income before minority interest and taxes              408              312            1,105              749
Provision for income taxes                                151              104              410              260
Minority interest, less applicable taxes                   45               52               66              110
                                                     --------         --------         --------         --------
Net income                                           $    212         $    156         $    629         $    379
                                                     ========         ========         ========         ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                 (130)              (5)            (126)              20
                                                     --------         --------         --------         --------
Comprehensive income                                 $     82         $    151         $    503         $    399
                                                     ========         ========         ========         ========
NET INCOME PER SHARE
   Basic                                             $   0.04         $   0.03         $    .11         $   0.07
                                                     ========         ========         ========         ========
   Diluted                                           $   0.04         $   0.03         $    .10         $   0.06
                                                     ========         ========         ========         ========

Weighted average number of shares outstanding
   Basic                                                5,614            5,580            5,614            5,543
   Diluted                                              6,034            6,004            6,044            6,041

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six months Ended June 30
                                                                          --------         --------
                                                                            2000             1999
                                                                          --------         --------

      Cash flows from operating activities
      Net income                                                          $    629         $    379
      Adjustments to reconcile net income to net cash provided
      by operating activities
         Depreciation and amortization                                         517              558
         Amortization of product masters                                     2,762            1,336
         Minority interest                                                      66              110
         Stock compensation                                                     28               23
          Changes in operating assets and liabilities
             Trade receivables                                               1,417           (1,008)
             Other receivables                                                 154               (1)
             Inventories                                                       245              414
             Other assets                                                      689            1,588
             Accounts payable, royalties payable and
                     Accrued expenses                                         (753)              63
             Other current and non current liabilities                        (481)             203
              Other                                                           (127)              20
                                                                          --------         --------
      Net cash provided by operating activities                              5,146            3,685
                                                                          --------         --------
      Cash flows from investing activities
         Payments received on notes receivable                                 500                0
         Purchases of property and equipment                                  (444)            (232)
         Payments for product masters                                       (1,978)          (1,349)
                                                                          --------         --------
      Net cash used in investing activities                                 (1,922)          (1,581)
                                                                          --------         --------
      Cash flows from financing activities
         Net (repayments) borrowings under line of credit                   (1,746)            (317)
         Distributions to joint venture partner                                  0             (510)
         Principal payments of long-term debt                               (1,250)          (1,165)
                                                                          --------         --------
            Net cash used in financing activities                           (2,996)          (1,992)
                                                                          --------         --------
      Net increase in cash                                                     228              112
      Cash, beginning of year                                                1,067              989
                                                                          --------         --------
      Cash, end of period                                                 $  1,295         $  1,101
                                                                          ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)


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

         Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries, which include Integrity Music Pty. Ltd., Integrity Music Europe, Ltd., Integrity Media Asia Pte. Ltd., and of the Celebration Hymnal LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         Revenue is recognized at the time of shipment. The provision for returns is based on historical unit data for sales returns. The allowance represents the sales price, net of related royalties, and is recorded in the period in which the related products are shipped. The full amount of the provision for returns is shown, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements. Generally, revenue derived from licensing the use of songs in the Company's song catalogs is recognized as payments are received from licensees.

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct, retail and e-commerce sales to customers. Marketing expenditures associated with direct mail campaigns that benefit future periods are capitalized and charged to operations using the straight-line method over a period of three months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Marketing expenses for the six months ended June 30, 2000 and 1999 approximated $2.7 million and $2.9 million, respectively.

FULFILLMENT COSTS

         Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company's product for the retail segment. Distribution fees represented approximately 50% of total fulfillment expense for the six months ended June 30, 2000. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices and cash processing.

         Additionally, in the Direct to Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $546,000 for the six months ended June 30, 2000, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

IMPAIRMENT OF LONG-LIVED ASSETS

         The company evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less that the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on the fair value of the asset.

RECORD MASTERS

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

FOREIGN CURRENCIES

         Assets and liabilities at foreign subsidiaries are recorded based on their functional currencies. Amounts in foreign currencies are translated at the applicable exchange rate at the balance sheet date using the rate in effect as of the period end. Revenues and expenses of foreign subsidiaries are translated using the average rates applicable during the reporting period. The effects of foreign currency translation adjustments are included as a component of stockholders' equity and Comprehensive income.

NOTE 2 - LONG TERM DEBT

         The Company's financing agreement includes a revolving credit facility and a term loan that are payable through August 2002. There was $1.4 million and $3.1 million outstanding under the credit facility and $5.0 and $6.25 million outstanding under the term loan at June 30, 2000 and December 31, 1999, respectively. At the Company's option, the loan carries an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3%.

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                  Six months ended June 30
                                                                 -------------------------
                                                                   2000             1999
                                                                 --------         --------

         Net Sales
         Retail                                                  $ 14,075         $ 10,196
         Direct to consumer                                         7,044            6,874
         International                                              3,892            3,512
         Other                                                      3,979            2,785
         Eliminations                                              (2,223)          (1,809)
                                                                 --------         --------
                                                                 $ 26,767         $ 21,558
                                                                 ========         ========
         Operating profit (before minority interest)
         Retail                                                  $  2,557         $  2,106
         Direct to consumer                                         1,041            1,007
         International                                                672              801
         Other                                                        159               47
                                                                 --------         --------
         Consolidated                                               4,429            3,961
         General corporate expense                                  2,809            2,533
         Interest expense, net                                        514              679
                                                                 --------         --------
         Income before income taxes and minority interest        $  1,105         $    749
                                                                 ========         ========


                                                                  Three months ended June 30
                                                                 -------------------------
                                                                   2000             1999
                                                                 --------         --------

         Net Sales
         Retail                                                     6,462         $  5,674
         Direct to consumer                                         3,364            3,404
         International                                              1,912            1,883
         Other                                                      1,522              734
         Eliminations                                                (631)          (1,182)
                                                                 --------         --------
                                                                 $ 12,629         $ 10,513
                                                                 ========         ========
         Operating profit (before minority interest)
         Retail                                                  $  1,035         $  1,058
         Direct to consumer                                           486              473
         International                                                410              512
         Other                                                        140             (176)
                                                                 --------         --------
         Consolidated                                               2,071            1,867
         General corporate expense                                  1,411            1,251
         Interest expense, net                                        252              304
                                                                 --------         --------
         Income before income taxes and minority interest        $    408         $    312
                                                                 ========         ========


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $5.2 million or 24.2% to $26.8 million for the six months ended June 30, 2000, as compared to $21.6 million during the six months ended June 30, 1999. For the quarter ended June 30, 2000, net sales increased $2.1 or 20.1% to $12.6 million, from $10.5 million in the same period in 1999. New product sales in all segments amounted to $7.2 million or 26.9% of net revenue for the six months ended June 30, 2000, as compared to $5.9 million or 27.4% of net revenue for the same period in 1999. New product sales are defined as new product releases in the current year. The release of WoW Worship (Orange) late in the first quarter of 2000 accounted for $2.0 million of the increase in revenue for the three month period and $4.7 million for the six month period. During the six month period ended June 30, 2000, sales in the retail segment increased $3.9 million or 38.0% to $14.1 million, compared to $10.2 million in the same period in 1999. For the quarter ended June 30, 2000, sales in the retail segment increased 13.9% to $6.5 million, compared to $5.7 million during the same period in 1999. The increase in the three month and six months periods were both due to new product sales and the continued strong sales of the WoW Worship albums during the first six months of 2000. International sales for the six month period grew by 10.8% to $3.9 million, as compared to $3.5 million in the same period in 1999, while international sales for the three month period remained flat with $1.9 million in 2000 and in the same period in 1999. The increase in International sales is mainly attributable to increased sales in the Latin America division, as we continue to focus on this market with specialized marketing and a dedicated sales division. Direct to consumer sales were flat or slightly lower for the six month and three month periods in 2000 as compared to the same periods in 1999. Sales in this segment continue to trend lower, however, management is implementing programs to improve its performance. For example, sales in the direct to consumer division in 2000 have included revenues from test for new direct consumers through television marketing. Direct to consumer sales in the prior year's quarter and six month periods were negatively impacted by approximately $200,000 due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications.

         Gross profit increased to $12.7 million or 47.5% of sales, as compared to $11.7 million or 54.1% of sales, for the six month periods ended June 30, 2000 and 1999, respectively. During the first six months, the overall sales mix included a high proportion of distributed and artist products, which have lower gross margin percentages than concept products. Sales of products with artist royalties and distributed products with additional royalties represented 65.2% and 51.6% of sales for the six months ended June 30, 2000 and 1999, respectively. Furthermore, the gross margin percentages in the retail segment were negatively impacted with the sales of WoW Worship (Orange) and WoW Worship
(Blue). Although the releases have generated $4.7 million in revenues for the six months ended June 30, 2000 the Company's gross margin is significantly lower due to higher royalties. Gross profit for the quarter ended June 30, 2000 was $5.7 million or 45.1% of sales, as compared to $5.8 million or 55.6% of sales for the same period in 1999.

The following table shows the gross margin by operating segment:

                                          Six months ended June 30
                                          ------------------------
                                           2000              1999
                                          ------            ------

         Gross margin
         Retail                             44.3%             50.8%
         Direct to consumer                 53.7%             59.4%
         International                      54.2%             58.0%
         Other                              33.0%             37.9%
                                          ------            ------
         Consolidated                       47.5%             54.1%

                                         Three months ended June 30
                                        ---------------------------
                                         2000                1999
                                        ------             --------

         Gross margin
         Retail                           38.1%              49.6%
         Direct to consumer               55.6%              59.3%
         International                    52.2%              60.3%
         Other                            41.5%             (26.3)%
                                        ------             ------
         Consolidated                     45.1%              55.6%

         Management expects the trend of lower gross margin to continue. The Company's gross margins are higher in the direct to consumer segment where sales are generally at retail value. Gross profit in the direct to consumer segment for the prior year was negatively impacted by approximately $200,000 as a result of the billing adjustments discussed above.

         Marketing and fulfillment expenses increased 4.4% to $5.8 million or 21.7% of net sales for the six months ended June 30, 2000, as compared with $5.6 million or 25.8% of net sales for the same period in 1999. For the quarter ended June 30, 2000, marketing and fulfillment expenses were $2.4 million or 19.3% of net sales, compared to $2.9 million or 27.5% of net sales for the same period in 1999. The increases in marketing and fulfillment expenses as a percent of sales are primarily attributable to increase in fulfillment expense. Fulfillment expenses primarily include distribution fees associated with our third party distributor in the retail segment. These distribution fees are a variable cost based on a percentage of sales, and as retail sales continue to grow the corresponding fulfillment expense will continue to increase. The increase in sales resulted in additional fulfillment costs of $505,000 and $178,000 for the six and three months ended June 30, 2000, respectively. Marketing expenses decreased $200,000 for the six months ended June 30, 2000 mainly due to fewer direct mail campaigns in the direct to consumer segment.

         General and administrative expenses increased by $537,000 or 11.4% to $5.2 million for the six months ended June 30, 2000, as compared to $4.7 million for the same period in 1999. For the quarter ended June 30, 2000, general and administrative expenses were $2.6 million, compared to $2.4 million for the same period in 1999. The increase in general and administrative cost is attributable to additional management personnel in the finance and operations areas. These additions were made with anticipation of the continued growth of the Company.

         Operating profit in the retail segment was $2.6 million and $1.0 million for the six and three months ended June 30, 2000, respectively, compared to $2.1 million and $1.1 million for the comparable periods in 1999. Although sales for the retail segment increased 38% for the six months, operating profit only increased 21.4% due to the reduction in gross margin as explained above due to changes in the product mix. Operating profit from the direct to consumer segment was $1.0 million or 14.8% of sales and $486,000 or 14.4% of sales for the six and three months ended June 30, 2000, respectively, compared to $1.0 million or 14.6% of sales and $473,000 or 13.9 % of sales for the comparable periods in 1999. Operating profit from the international segment was $672,000 and $410,000 for the six and three months ended June 30, 2000, respectively, compared to $801,000 and $512,000 for the comparable periods in 1999. The decreases in operating profit for the International segment were primarily the result of lower margins at the Company's U.K. subsidiary. Operating profit from the other segments increased to $159,000 and $140,000 for the six and three months ended June 30, 2000 respectively compared to $47,000 and ($176,000) for the comparable periods in 1999. Operating profit in the other segment is affected by amounts charged to expense for record masters that do not appear to be fully recoverable.

         Interest expense decreased to $514,000 and $252,000 for the six and three months ended June 30, 2000 as compared with $679,000 and $304,000 for the same periods in 1999. The decrease was the result of lower average debt levels in the first six months of 2000. The average interest rate for the six months ended June 30, 2000 and 1999 was 9.8% and 10.3%, respectively.

         The Company recorded an income tax provision of $410,000 and $260,000 for the six months ended June 30, 2000 and 1999, respectively. The Company's effective tax rate for the first six months of 2000 was 37.1%. The period's income tax provision is the product of applying the Company's annual expected tax rate against the year-to-date income of the Company.

         Net income for the six months ended June 30, 2000 increased by $250,000 to $629,000 as compared to $379,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. The Company believes that funds generated from operations, together with existing cash and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth for the foreseeable future. For the periods ended June 30, 2000 and 1999, the Company had average daily borrowings under the credit agreement of $7.9 million and $13.1 million at average rates of 9.8% and 10.3%, respectively. Interest expense includes $122,000 of non-cash amortization of debt discount for the period ended June 30, 2000 as compared to $116,000 for the comparable period in 1999. At June 30, 2000, the Company had $4.6 million available to borrow under this agreement.

         Cash generated from operations totaled $5.1 million and $3.7 million for the six months ended June 30, 2000 and 1999, respectively. The increase from 1999 to 2000 resulted primarily from increased earnings before depreciation and amortization and the timing of payments received for accounts receivable, and paid for liabilities, principally royalties. The Company's retail distribution agreement in 2000 provided for the earlier payment of monthly trade receivables, and has resulted in decreased accounts receivable on a monthly basis as compared to the prior periods.

         Investing activities used $1.9 million and $1.6 million during the six months ended June 30, 2000 and 1999, respectively. This cash outflow consisted of capital expenditures for computer equipment and capital improvements to existing buildings totaling $444,000 and $232,000 for the six months ended June 30, 2000 and 1999, respectively, and the investments in product masters for the six months ended June 30, 2000 and 1999 totaled $2.0 million and $1.3 million, respectively. The increase in the investments in product masters related to future new releases for 2000 and 2001 and the continued development of other products by the Company. The Company received $500,000 during the first quarter related to payments received on a notes receivable balance established from the sale of certain product masters during 1999.

         The Company made principal payments on its term loan of $1.3 million and $1.2 million in the six months ended June 30, 2000 and 1999, respectively, and used excess cash from operations of $1.7 million to reduce the Company's revolving credit facility.

         During the six month periods ended June 30, 2000 and 1999, the company made distributions of $0 and $510,000 to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). This bulletin summarizes certain of the Staff's views in the application of generally accepted accounting principles to revenue recognition in financial statements. The required implementation of SAB 101 has been deferred until the fourth quarter of 2000, although adoption would be as of January 1, 2000 if applicable. The Company is monitoring on-going interpretations of SAB 101, but at this time believes that there will be no material impact on the Company's financial statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Item 3 disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on May 11,2000, the following matters were brought before and voted upon by stockholders:

1. A proposal to elect the following to the Board of Directors to serve until the 2000 annual meeting:

                                     Class A Common Stock
                                For         Withhold Authority     Non-Votes
                              ---------     ------------------     ---------

P. Michael Coleman           2,119,347            17,393            42,260
Jean C. Coleman              2,120,010            16,730            42,260
Charles V. Simpson           2,119,697            17,043            42,260
Heeth Varnedoe III           2,119,717            17,023            42,260
Jimmy M. Woodward            2,119,717            17,023            42,260

                                    Class A Common Stock
                                For         Withhold Authority      Non-Votes
                             ---------      ------------------      ---------

P. Michael Coleman          34,350,000                0                 0
Jean C. Coleman             34,350,000                0                 0
Charles V. Simpson          34,350,000                0                 0
Heeth Varnedoe III          34,350,000                0                 0
Jimmy M. Woodward           34,350,000                0                 0

2. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2000:

                                       Class A

            For                Against              Abstain          Non-Votes
         ---------             -------              -------          ---------

         2,133,692              1,550                1,498             42,260


                                       Class B

            For                Against              Abstain          Non-Votes
        ----------             -------              -------          ---------

        34,350,000                0                    0                 0

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

                   (b) REPORT ON FORM 8-K
                   There were no reports on Form 8-K filed for the quarter ended
                   June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTEGRITY INCORPORATED


Date:  August 10, 2000                    /s/ P. Michael Coleman
----------------------                    ---------------------------------
                                            P. Michael Coleman
                                            Chairman, President and Chief
                                            Executive Officer


Date:  August 10, 2000                    /s/ Don S. Ellington
----------------------                    ---------------------------------
                                            Don S. Ellington
                                            Chief Financial Officer