Form 10-Q
period 2000-09-30
INTEGRITY INC
filed 2000-11-14
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000 Commission File No. 000-24134
                                                                      ---------

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

Class                                          Outstanding at November 10, 2000
-----                                          --------------------------------
Class A Common Stock, $0.01 par value                     2,179,000
Class B Common Stock, $0.01 par value                     3,435,000

FINANCIAL INFORMATION
Item 1. Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       Sep 30, 2000      Dec 31, 1999
                                                                                       ------------      ------------
                                                                                       (Unaudited)

ASSETS
Current Assets
   Cash                                                                                 $    1,711        $    1,067
   Trade receivables, less allowance for returns and doubtful accounts of $777
             and $1,108                                                                      5,236             6,329
   Other receivables                                                                         1,127             1,681
   Inventories                                                                               3,976             4,754
   Other current assets                                                                      1,942             2,456
                                                                                        ----------        ----------
      Total current assets                                                                  13,992            16,287

Property and equipment, net of accumulated depreciation of $4,333 and $3,956                 3,989             3,664
Product masters, net of accumulated amortization of $15,759 and $11,649                      5,699             6,941
Other assets                                                                                 2,771             3,156
                                                                                        ----------        ----------
      Total assets                                                                      $   26,451        $   30,048
                                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                    $    2,063        $    1,937
   Accounts payable and accrued expenses                                                     1,418             3,108
   Royalties payable                                                                         1,374               774
   Other current liabilities                                                                 1,226             1,493
                                                                                        ----------        ----------
      Total current liabilities                                                              6,081             7,312

Long-term debt                                                                               3,142             6,768
Other long-term liabilities                                                                     14                52
                                                                                        ----------        ----------
      Total liabilities                                                                      9,237            14,132
                                                                                        ----------        ----------

Commitments and contingencies                                                                    0                 0
                                                                                        ----------        ----------

Minority interest                                                                            1,321             1,166
                                                                                        ----------        ----------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
             Outstanding                                                                         0                 0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
             2,179,000 shares issued and outstanding                                            22                22
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
             3,435,000 shares issued and outstanding                                            34                34
   Additional paid-in capital                                                               13,847            13,847
   Unearned compensation                                                                      (286)             (327)
   Retained earnings                                                                         2,433             1,215
   Equity adjustments from foreign currency translation                                       (157)              (41)
                                                                                        ----------        ----------
      Total stockholders' equity                                                            15,893            14,750
                                                                                        ----------        ----------
         Total liabilities and stockholders' equity                                     $   26,451        $   30,048
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three Months Ended              Nine months Ended
                                                                September 30                    September 30
                                                            2000            1999            2000            1999
                                                          --------        --------        --------        --------
Net sales                                                 $ 12,596        $ 11,547        $ 39,363        $ 33,105
Cost of sales                                                6,423           5,807          20,486          15,694
                                                          --------        --------        --------        --------
Gross profit                                                 6,173           5,740          18,877          17,411

Marketing and fulfillment expenses                           2,280           2,351           8,076           7,905
General and administrative expenses                          2,614           2,321           7,846           7,016
                                                          --------        --------        --------        --------
   Income from operations                                    1,279           1,068           2,955           2,490

Other expenses
   Interest expense, net                                       241             359             755           1,038
   Other expenses                                               24              64              81              58
                                                          --------        --------        --------        --------
   Income before minority interest and taxes                 1,014             645           2,119           1,394
Provision for (benefit from) income taxes                      395             (10)            805             250
Minority interest, less applicable taxes                        30              23              96             133
                                                          --------        --------        --------        --------
Net income                                                $    589        $    632        $  1,218        $  1,011
                                                          ========        ========        ========        ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                        10              (9)           (116)             11
                                                          --------        --------        --------        --------
Comprehensive income                                      $    599        $    623        $  1,102        $  1,022
                                                          ========        ========        ========        ========
NET INCOME PER SHARE
   Basic                                                  $   0.10        $   0.11        $   0.22        $   0.18
                                                          ========        ========        ========        ========
   Diluted                                                $   0.10        $   0.10        $   0.20        $   0.17
                                                          ========        ========        ========        ========

Weighted average number of shares outstanding
   Basic                                                     5,614           5,614           5,614           5,569
   Diluted                                                   6,116           6,061           6,058           6,044

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Nine months Ended Sep 30
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
Cash flows from operating activities
Net income                                                          $  1,218        $  1,011
Adjustments to reconcile net income to net cash provided
by operating activities
   Depreciation and amortization                                         787             833
   Amortization of product masters                                     4,110           2,517
   Minority interest                                                      96             133
   Stock compensation                                                     41              36
    Changes in operating assets and liabilities
       Trade receivables                                               1,093            (997)
       Other receivables                                                  54             859
       Inventories                                                       778             772
       Other assets                                                      673             987
       Accounts payable, royalties payable and
                     Accrued expenses                                 (1,090)            (11)
       Other current and non current liabilities                        (246)             35
        Other                                                           (116)             11
                                                                    --------        --------
Net cash provided by operating activities                              7,398           6,186
                                                                    --------        --------
Cash flows from investing activities
   Payments received on notes receivable                                 500               0
   Purchases of property and equipment                                  (702)           (319)
   Payments for product masters                                       (2,868)         (2,581)
                                                                    --------        --------
Net cash used in investing activities                                 (3,070)         (2,900)
                                                                    --------        --------
Cash flows from financing activities
   Net repayments under line of credit                                (1,746)         (1,349)
   Distributions to joint venture partner                                  0            (510)
   Principal payments of long-term debt                               (1,938)         (1,848)
                                                                    --------        --------
      Net cash used in financing activities                           (3,684)         (3,707)
                                                                    --------        --------
Net increase (decrease) in cash                                          644            (421)
Cash, beginning of year                                                1,067             989
                                                                    --------        --------
Cash, end of period                                                 $  1,711        $    568
                                                                    ========        ========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct, retail and e-commerce sales to customers. Marketing expenditures associated with direct mail campaigns that benefit future periods are capitalized and charged to operations using the straight-line method over a period of three months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Marketing expenses for the nine months ended September 30, 2000 and 1999 approximated $3.6 million and $3.8 million, respectively.

FULFILLMENT COSTS

         Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company's product for the retail segment. Distribution fees represented approximately 57% of total fulfillment expense for the nine months ended September 30, 2000. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices and cash processing.

         Additionally, in the Direct to Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $534,000 for the nine months ended September 30, 2000, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

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

RECORD MASTERS

         Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives using a method that reasonably relates to the amount of net revenue expected to be realized. Management regularly reviews the product masters amortization rates and adjusts the rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimatable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, the cost of the equipment used to record and produce the master and the cost of the studio facility used.

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

NOTE 2 - LONG TERM DEBT

         The Company's financing agreement includes a revolving credit facility and a term loan that are payable through August 2002. There was $1.4 million and $3.1 million outstanding under the revolving credit facility and $4.3 and $6.25 million outstanding under the term loan at September 30, 2000 and December 31, 1999, respectively. At the Company's option, the loan carried an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3% through August 2000. Effective September 1, 2000, the interest rate was decreased to either the bank's base rate plus 1/2%, or LIBOR plus 2% due to a favorable change in the debt covenants of the loans.

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                       Nine months ended September 30
                                                                       ------------------------------
                                                                           2000              1999
                                                                        ----------        ----------

         Net Sales
         Retail                                                         $   19,888        $   15,514
         Direct to consumer                                                 10,277             9,768
         International                                                       5,486             5,085
         Other                                                               6,303             4,463
         Eliminations                                                       (2,591)           (1,725)
                                                                        ----------        ----------
                                                                        $   39,363        $   33,105
                                                                        ==========        ==========
         Operating profit (before minority interest)
         Retail                                                         $    3,961        $    3,093
         Direct to consumer                                                  1,766             1,437
         International                                                         933             1,009
         Other                                                                 399               546
                                                                        ----------        ----------
         Consolidated                                                        7,059             6,085
         General corporate expense                                          (4,185)           (3,653)
         Interest expense, net                                                (755)           (1,038)
                                                                        ----------        ----------
         Income before income taxes and minority interest
                                                                        $    2,119        $    1,394
                                                                        ==========        ==========
                                                                      Three months ended September 30
                                                                      -------------------------------
                                                                           2000              1999
                                                                        ----------        ----------
         Net Sales
         Retail                                                         $    5,813        $    5,689
         Direct to consumer                                                  3,233             2,875
         International                                                       1,594             1,575
         Other                                                               2,324             1,994
         Eliminations                                                         (368)             (586)
                                                                        ----------        ----------
                                                                        $   12,596        $   11,547
                                                                        ==========        ==========
         Operating profit (before minority interest)
         Retail                                                         $    1,404        $      889
         Direct to consumer                                                    725               472
         International                                                         261               200
         Other                                                                 240               427
                                                                        ----------        ----------
         Consolidated                                                        2,630             1,988
         General corporate expense                                          (1,375)             (984)
         Interest expense, net                                                (241)             (359)
                                                                        ----------        ----------
         Income before income taxes and minority interest               $    1,014        $      645
                                                                        ==========        ==========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $6.3 million or 18.9% to $39.4 million for the nine months ended September 30, 2000, as compared to $33.1 million during the nine months ended September 30, 1999. For the quarter ended September 30, 2000, net sales increased $1.1 million or 9.1% to $12.6 million, from $11.5 million in the same period in 1999. New product sales in all segments amounted to $8.9 million or 23.2% of net revenue for the nine months ended September 30, 2000, as compared to $8.8 million or 26.7% of net revenue for the same period in 1999. Sales of WoW Worship (Orange), released late in the first quarter of 2000 accounted for $1.4 million of the increase in revenue for the three month period and $3.4 million for the nine month period. During the nine month period ended September 30, 2000, sales in the retail segment increased $4.4 million or 28.2% to $19.9 million, compared to $15.5 million in the same period in 1999. For the quarter ended September 30, 2000, sales in the retail segment increased 2.0% to $5.8 million, compared to $5.7 million during the same period in 1999. The increase in the nine months period was due to the continued strong sales of the WoW Worship albums during the first nine months of 2000. Total WoW sales for the nine months accounted for $6.0 million in 2000 as compared to $2.2 million in 1999. International sales for the nine month period grew by 7.9% to $5.5 million, as compared to $5.1 million in the same period in 1999, while international sales for the three month period remained flat at $1.6 million. The increase in International sales during the nine month period is mainly attributable to increased sales in the Latin America division, as we continue to focus on this market with specialized marketing and a dedicated sales division. Direct to consumer sales increased by 5.2% to $10.3 million for the nine month period ended September 30, 2000, compared to $9.8 million in the same period in 1999. For the quarter ended September 30, 2000, direct to consumer sales increased by 12.5% to $3.2 million, compared to $2.9 million in the same period in 1999. Sales in this segment for both the three and nine month periods ended September 30, 2000 increased due to various programs implemented by management to improve performance, including a new sales channel designed to attract new direct consumers through television marketing. Direct to consumer sales in the prior year's nine month period were negatively impacted by approximately $200,000 due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications.

         Gross profit increased to $18.9 million or 48.0% of sales, as compared to $17.4 million or 52.6% of sales, for the nine month periods ended September 30, 2000 and 1999, respectively. For the nine month period ending September 30, 2000, the overall sales mix included a high proportion of distributed and artist products, which have lower gross margin percentages than concept products. Sales of products with artist royalties and distributed products with additional royalties represented $17.9 million and $11.6 million in sales for the nine months ended September 30, 2000 and 1999, respectively. Furthermore, the gross margin percentages in the retail and direct to consumer segments were negatively impacted with the sales of WoW Worship (Orange) and WoW Worship (Blue). Although the releases have generated $6.0 million in revenues for the nine months ended September 30, 2000 the Company's gross margin is significantly lower due to higher royalties. Gross profit for the quarter ended September 30, 2000 was $6.2 million or 49.0% of sales, as compared to $5.7 million or 49.7% of sales for the same period in 1999. The decline in gross margin for the third quarter was the result of the same factors which affected the nine month period, as discussed above.

The following table shows the gross margin by operating segment:


                                        Nine months ended Sep 30
                                        ------------------------
                                           2000          1999
                                          ------        ------
         Gross margin
         Retail                             46.2%         48.8%
         Direct to consumer                 52.7%         58.6%
         International                      57.1%         57.8%
         Other                              14.1%         23.8%
                                          ------        ------
         Consolidated                       48.0%         52.6%

                                        Three months ended Sep 30
                                        -------------------------
                                           2000           1999
                                          ------         ------
         Gross margin
         Retail                             50.7%          44.9%
         Direct to consumer                 50.6%          58.1%
         International                      64.1%          57.5%
         Other                              14.2%          42.6%
                                          ------         ------
         Consolidated                       49.0%          49.7%

         Based on the factors discussed above, management expects the trend of lower gross margin to continue. The Company's gross margins are higher in the direct to consumer segment where sales are generally at retail value. However, in the third quarter of 2000 the gross margin in the direct to consumer and retail channel were approximately equal. The direct to consumer segment gross margin was lower due to a higher sales mix of distributed and artist products, which generally have lower gross margins than concept products. The retail segment gross margin was higher due to the proportion of concept products that were released during the quarter. Gross profit in the direct to consumer segment for the prior year was negatively impacted by approximately $200,000 as a result of the billing adjustments discussed above.

         Marketing and fulfillment expenses increased 2.2% to $8.1 million or 20.5% of net sales for the nine months ended September 30, 2000, as compared with $7.9 million or 23.9% of net sales for the same period in 1999. For the quarter ended September 30, 2000, marketing and fulfillment expenses were $2.3 million or 18.1% of net sales, compared to $2.4 million or 20.4% of net sales for the same period in 1999. The decreases in marketing and fulfillment expenses as a percent of sales are primarily attributable to fewer direct mail campaigns in the direct to consumer segment and lower relative fulfillment expenses in the retail segment.

         General and administrative expenses increased by $830,000 or 11.8% to $7.8 million for the nine months ended September 30, 2000, as compared to $7.0 million for the same period in 1999. For the quarter ended September 30, 2000, general and administrative expenses were $2.6 million, compared to $2.3 million for the same period in 1999. The increase in general and administrative cost is attributable to increases in facility costs and infrastructure expense, additions to senior management staff, and staff additions related to new business development. These additions were made with anticipation of the continued growth of the Company.

         Operating profit in the retail segment was $4.0 million and $1.4 million for the nine and three months ended September 30, 2000, respectively, compared to $3.1 million and $0.9 million for the comparable periods in 1999. Sales and operating profit for the retail segment increased 28% for the nine months due to continued strength from the WoW series and other new releases. Operating profit from the direct to consumer segment was $1.8 million or 17.2% of sales and $725,000 or 22.4% of sales for the nine and three months ended September 30, 2000, respectively, compared to $1.4 million or 14.7% of sales and $472,000 or 16.4 % of sales for the comparable periods in 1999. Direct to consumer operating profit in the third quarter and the year to date period was favorably impacted by lower marketing costs form the timing of releases and the types of programs. Operating profit from the international segment was $933,000 and $261,000 for the nine and three months ended September 30, 2000, respectively, compared to $1.0 million and $200,000 for the comparable periods in 1999. The decrease in the year to date operating profit for the International segment was primarily the result of lower margins at the Company's U.K. subsidiary and higher sales tax costs in Australia. Operating profit from the other segments decreased to $399,000 and $240,000 for the nine and three months ended September 30, 2000 respectively compared to $546,000 and $427,000 for the comparable periods in 1999. Operating profit in the other segment is also affected by amounts charged to expense for record masters that do not appear to be fully recoverable.

         Interest expense decreased to $755,000 and $241,000 for the nine and three months ended September 30, 2000 as compared with $1.0 million and $359,000 for the same periods in 1999. The decrease was the result of lower average debt levels in the first nine months of 2000. The average effective interest rate, which includes debt discount amortization, for the nine months ended September 30, 2000 and 1999 was 10.8% and 11.1%, respectively.

         The Company recorded an income tax provision of $805,000 and $250,000 for the nine months ended September 30, 2000 and 1999, respectively. The prior year's provision was favorably impacted due to a reduction of $180,000 in the valuation allowance. The Company's effective tax rate for the first nine months of 2000 was 38%. The period's income tax provision is the product of applying the Company's annual expected tax rate against the year-to-date income of the Company.

         Net income for the nine months ended September 30, 2000 increased by $207,000 to $1.2 million as compared to $1.0 million for the same period in 1999.

         Decreases in foreign exchange rates during 2000 at all of the Company's subsidiary locations has resulted in translation losses in the Company's Other Comprehensive Income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. The Company believes that funds generated from operations, together with existing cash and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth for the foreseeable future. For the periods ended September 30, 2000 and 1999, the Company had average daily borrowings under the credit agreement of $7.0 million and $12.5 million at average rates of 10.6% and 11.1%, respectively. Interest expense includes $245,000 of non-cash amortization of debt discount for the period ended September 30, 2000 as compared to $226,000 for the comparable period in 1999. At September 30, 2000, the Company had $4.6 million available to borrow under this agreement.

         Cash generated from operations totaled $7.4 million and $6.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase from 1999 to 2000 resulted primarily from increased earnings before depreciation and amortization and the timing of payments received for accounts receivable, and paid for liabilities, principally royalties. The Company's retail distribution agreement in 2000 provided for the earlier payment of monthly trade receivables, and has resulted in decreased accounts receivable on a monthly basis as compared to the prior periods.

         Investing activities used $3.1 million and $2.9 million during the nine months ended September 30, 2000 and 1999. This cash outflow consisted of capital expenditures for computer equipment and capital improvements to existing buildings totaling $702,000 and $319,000 for the nine months ended September 30, 2000 and 1999, respectively, and the investments in product masters for the nine months ended September 30, 2000 and 1999 totaled $2.9 million and $2.6 million, respectively. The increase in the investments in product masters related to future new releases for 2000 and 2001 and the continued development of other products by the Company. The Company received payment of $500,000 during the nine months related to a notes receivable balance established from the sale of certain product masters during 1999.

         The Company made principal payments on its term loan of $1.9 million and $1.8 million in the nine months ended September 30, 2000 and 1999, respectively, and used excess cash from operations of $1.7 million to reduce the Company's revolving credit facility.

         During the nine month periods ended September 30, 2000 and 1999, the company made distributions of $0 and $510,000 to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment.

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

27                Financial Data Schedule (for SEC use only).

                  (B) REPORT ON FORM 8-K

                  There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTEGRITY INCORPORATED


Date: November 10, 2000                   /s/ P. Michael Coleman
-----------------------                   --------------------------------------
                                          P. Michael Coleman
                                          Chairman, President and Chief
                                          Executive Officer


Date: November 10, 2000                   /s/ Donald S. Ellington
-----------------------                   --------------------------------------
                                          Don S. Ellington
                                          Chief Financial Officer