Form 10-Q/A
period 2000-03-31
INTEGRITY INC
filed 2001-03-28
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

                                  AMENDMENT 1
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             INTEGRITY INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          Mar 31, 2000        Dec 31, 1999
                                                                                          ------------        ------------
                                                                                          (Unaudited)
ASSETS
Current Assets
   Cash                                                                                     $   974              $ 1,067
   Trade receivables, less allowance for returns and doubtful
     accounts of $1,109 and $1,108                                                            6,842                6,246
   Other receivables                                                                          1,601                1,681
   Inventories                                                                                3,945                4,104
   Other current assets                                                                       2,383                2,456
                                                                                            -------              -------
      Total current assets                                                                   15,745               15,554

Property and equipment, net of accumulated depreciation of $4,086 and $3,956                  3,799                3,664
Product masters, net of accumulated amortization of $12,997 and $11,649                       6,632                6,967
Other assets                                                                                  2,920                3,156
                                                                                            -------              -------
      Total assets                                                                          $29,096              $29,341
                                                                                            =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                        $ 1,999              $ 1,937
   Accounts payable and accrued expenses                                                      3,573                3,108
   Royalties payable                                                                          2,844                1,104
   Other current liabilities                                                                    896                1,226
                                                                                            -------              -------
      Total current liabilities                                                               9,312                7,375

Long-term debt                                                                                4,394                6,768
Other long-term liabilities                                                                      26                   52
                                                                                            -------              -------
      Total liabilities                                                                      13,732               14,195
                                                                                            -------              -------

Commitments and contingencies                                                                     0                    0
                                                                                            -------              -------

Minority interest                                                                               890                  857
                                                                                            -------              -------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized,
     none issued and Outstanding                                                                  0                    0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
     2,179,000 shares issued and outstanding                                                     22                   22
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
     3,435,000 shares issued and outstanding                                                     34                   34
   Additional paid-in capital                                                                13,847               13,847
   Unearned compensation                                                                       (313)                (327)
   Retained earnings                                                                            921                  754
   Equity adjustments from foreign currency translation                                         (37)                 (41)
                                                                                            -------              -------
      Total stockholders' equity                                                             14,474               14,289
                                                                                            -------              -------
         Total liabilities and stockholders' equity                                         $29,096              $29,341
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                              Three Months Ended
                                                                  March 31
                                                          2000                1999
                                                         -------            -------

Net sales                                                $13,897            $11,045
Cost of sales                                              7,349              5,362
                                                         -------            -------
Gross profit                                               6,548              5,683

Marketing and fulfillment expenses                         3,302              2,662
General and administrative expenses                        2,668              2,330
                                                         -------            -------
   Income from operations                                    578                691

Other expenses
   Interest expense, net                                     262                375
   Other expenses                                             16                 18
                                                         -------            -------
   Income before minority interest and taxes                 300                298
Provision for income taxes                                   113                105
Minority interest, less applicable taxes                      20                 46
                                                         -------            -------
Net income                                               $   167            $   147
                                                         =======            =======

Adjustments to determine comprehensive income
Foreign currency translation adjustments                       4                 15
                                                         -------            -------
Comprehensive income                                     $   171            $   162
                                                         =======            =======
NET INCOME PER SHARE
   Basic                                                 $  0.03            $  0.03
                                                         =======            =======
   Diluted                                               $  0.03            $  0.02
                                                         =======            =======

Weighted average number of shares outstanding
   Basic                                                   5,614              5,514
   Diluted                                                 6,023              6,069

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              Three months Ended March 31
                                                                             2000                    1999
                                                                           -------                 -------

Cash flows from operating activities
Net income                                                                 $   167                 $   147
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                               262                     284
   Amortization of product masters                                           1,353                     830
   Minority interest                                                            20                      46
   Stock compensation                                                           14                       0
    Changes in operating assets and liabilities
       Trade receivables                                                      (596)                   (539)
       Other receivables                                                      (170)                 (1,307)
       Inventories                                                             159                     595
       Other assets                                                            251                     975
       Accounts payable, royalties payable and
                     Accrued expenses                                        2,205                    (853)
       Other current and non current liabilities                              (369)                   (180)
        Other                                                                   17                     (76)
                                                                           -------                 -------
Net cash provided by operating activities                                    3,313                     (78)
                                                                           -------                 -------
Cash flows from investing activities
   Payments received on notes receivable                                       250                   1,000
   Purchases of property and equipment                                        (265)                    (57)
   Payments for product masters                                             (1,018)                   (434)
                                                                           -------                 -------
Net cash used in investing activities                                       (1,033)                    509
                                                                           -------                 -------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit                         (1,748)                     22
   Distributions to joint venture partner                                        0                    (260)
   Principal payments of long-term debt                                       (625)                   (526)
                                                                           -------                 -------
      Net cash used in financing activities                                 (2,373)                   (764)
                                                                           -------                 -------
Net (decrease) increase in cash                                                (93)                   (333)
Cash, beginning of year                                                      1,067                     989
                                                                           -------                 -------
Cash, end of period                                                        $   974                 $   656
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

         During February 2001, management determined that certain adjustments were necessary to the prior year financial statements and the interim periods of 2000 and 1999. At Celebration Hymnal, the Company's joint venture in which the Company holds a controlling interest, management determined that an inventory adjustment was required due to the incorrect costing of certain inventory items. As a result of this matter, cost of sales had been understated while the ending inventory balances had been overstated. In accordance with its contracts, and consistent with industry practice, the Company withholds a percentage of royalties due to artists, producers, and songwriters in anticipation of future product returns. Management has also determined that its previous reporting did not appropriately reflect a liability for the future payments of these royalty "hold-backs". Accordingly, the revisions to the previous reported amounts include adjustments to correct the timing of the recognition of these liabilities.

None of these adjustments have impacted the Company's reported cash flows from operations.

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

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:


                                                                         Three months ended March 31
                                                                      2000                         1999
                                                                    --------                     --------

Net Sales
---------
Retail                                                              $  7,613                     $  4,522
Direct to consumer                                                     3,679                        3,384
International                                                          1,980                        1,629
Other                                                                  2,163                        2,049
Eliminations                                                          (1,538)                        (539)
                                                                    --------                     --------
                                                                    $ 13,897                     $ 11,045
                                                                    ========                     ========
Operating profit (before minority interest)
-------------------------------------------
Retail                                                                 1,522                        1,050
Direct to consumer                                                       552                          411
International                                                            294                          314
Other                                                                   (400)                          20
                                                                    --------                     --------
Consolidated                                                           1,968                        1,795
General corporate expense                                             (1,406)                      (1,122)
Interest expense, net                                                   (262)                        (375)
                                                                    --------                     --------
Income before income taxes and minority interest
                                                                    $    300                     $    298
                                                                    ========                     ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During February 2001, management determined that certain adjustments were necessary to prior years' financial statements and the interim periods of 2000 and 1999. See Note 1 of the Notes to the Consolidated Financial Statements, March 31, 2000 and 1999 (unaudited) and Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000 for a detailed explanation and discussion of the impact of these adjustments.

         Net sales increased $2.9 million or 25.8% to $13.9 million for the three months ended March 31, 2000, as compared to $11.0 million during the three months ended March 31, 1999. The increase in revenue is primarily attributable to increased volume in the retail segment. Sales in the retail segment increased $3.1 million or 68.4% to $7.6 million, compared to $4.5 million in the same period in 1999. This increase was due primarily to the release of the second WoW Worship album, WoW Orange, a collection of the best selling praise and worship songs, created in partnership with Maranatha! and Vineyard. Sales of WoW Orange totaled $2.8 million in the first quarter of 2000. The first WoW Worship album, WoW Blue, was released in the second quarter of 1999. Sales in the direct to consumer segment increased by 8.7% to $3.7 million, compared to $3.4 million for the same period in 1999 mainly due to sales through the Company's new television direct response program. Sales in the television direct response program include initial product offerings under a new continuity program "Worlds Best Praise and Worship". Sales in television direct response also include one time sales of various other albums such as WoW Worship. International sales grew by 21.5% to $2.0 million, as compared to $1.6 million in the same period in 1999. Sales in the Other segment increased by 5.6% to $2.2 million, as compared to $2.0 million in the same period in 1999. New product sales in all segments totaled $5.1 million or 35.9% of net revenue for the three months ended March 31, 2000, as compared to $2.9 million or 26.8% of net revenue for the same period in 1999. The increase in new product sales as a percentage of total sales is due primarily to the WoW Orange release discussed above.

         Gross profit increased to $6.5 million or 47.1% of sales, as compared to $5.7 million or 51.5% of sales in the same period in 1999. Gross profit as a percentage of sales decreased in the first quarter of 2000 compared to the same period in 1999 mainly because of costs relating to the WoW Orange album, which has a gross margin of approximately 45%. Other factors that contributed to the change in the gross margin include the Company's changing sales mix, which is trending towards greater sales in the retail segment. The retail segment generally has lower gross margins since sales through this segment are generally at wholesale prices. Historically, the Company's gross margins benefited from higher sales in the direct to consumer segment where sales are generally at retail value.

         Marketing and fulfillment expenses increased 24.0% to $3.3 million or 23.7% of net sales for the three months ended March 31, 2000, as compared to $2.7 million or 24.1% of net sales for the same period in 1999. The increase in marketing and fulfillment expenses is primarily attributable to increased fulfillment costs in the retail segment that now comprises 51% of consolidated net sales. Additionally, fulfillment costs related to the WoW Orange album are at a higher rate than other products due to the joint marketing agreement discussed above. The distribution and fulfillment for the direct to consumer segments are handled with in house personnel and the Company's own warehouse and shipping facility. The Company contracts with a third party for some data management, however, the customer service and actual fulfillment functions are performed in house. Marketing costs as a percent of sales were also lower as compared to the comparable period in 1999 as the expenses remained relatively flat. Marketing expenses during 1999 included the expenses related to the initial release of Integrity Notes in the first quarter of 1999.

         General and administrative expenses increased to $2.7 million or 19.2% of net sales for the three months ended March 31, 2000, as compared to $2.3 million or 21.1% of net sales for the same period in 1999. The decrease from the 1999 period as a percentage of sales is primarily attributable to greater sales volume that did not necessitate an increase in general and administrative expenses.

         Operating profit in the retail segment grew 45.0% to $1.5 million for the three months ended March 31, 2000 from $1.1 million for the same period in 1999 due to the revenue increases discussed above, resulting from major product releases during the quarter such as WoW Orange. Operating costs related to the retail segment, principally fulfillment expenses, were consistent with the increase in sales. The lower gross margin in the retail segment discussed above also contributed to the results for the segment. Operating profit from the direct to consumer segment increased 34.3% to $552,000 for the three months ended March 31, 2000 from $411,000 for the same period in 1999 due to reductions in marketing and fulfillment expenses for the three month period ended March 31, 2000 compared to the same period in 1999. Operating profit in the international segment decreased by 6.4% to $294,000 for the three months ended March 31, 2000 from $314,000 for the same period in 1999 due to greater operating expenses in the international offices. Operating profit in the Other segment decreased to $(400,000) from $20,000 in 1999 due to increased royalty expense and to amounts charged to expense for record masters that do not appear to be fully recoverable.

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

         The Company recorded an income tax provision of $113,000 and $105,000 for the three months ended March 31, 2000 and 1999, respectively. The Company's effective tax rate for the first quarter of 2000 was 37.7%.

         Net income for the three months ended March 31, 2000 increased by $20,000 to $167,000, as compared to $147,000 for the same period in 1999.

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

         Cash generated from operations totaled $3.3 million and $(78,000) for the three months ended March 31, 2000 and 1999, respectively. The increase from 1999 to 2000 resulted primarily from increased earnings before depreciation and amortization and the timing of payments for liabilities, principally royalties.

         Investing activities used $1.0 million and $(509,000) during the three months ended March 31, 2000 and 1999, respectively. This consisted, partially, of capital expenditures for computer equipment and capital improvements to existing buildings totaled $265,000 and $57,000 for the three months ended March 31, 2000 and 1999, respectively. The investments in product masters for the three months ended March 31, 2000 and 1999 totaled $1.0 million and $434,000, respectively. The increase in the investments in product masters related to releases in the first quarter and the continued development of other products by the Company. The Company received a $1 million payment in 1999 for the sale of certain product masters, which is reflected as cash provided by an investing activity in the accompanying consolidated statement of cash flows.

         The Company made principal payments on its term loan of $625,000 and $526,000 in the three months ended March 31, 2000 and 1999, respectively, and used excess cash from operations of $1.7 million to reduce the Company's revolving credit facility. See Part II, Item 3, Defaults Upon Senior Securities.

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

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document including matters discussed under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Incorporated to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Report on Form 10-K for the fiscal year ended December 31, 2000. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward -looking statements represent management's estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company currently has a $19 million financing agreement that includes a $6 million revolving credit facility and a $13 million term loan. The loan facility contains certain covenants relating to the Company's business with which the Company must be in compliance.

         During February 2001, the Company's management determined that certain adjustments should be made to the financial statements for the fiscal years 2000, 1999 and 1998, as well as the financial statements for the interim periods of 2000 and 1999. In light of these adjustments, the Company reviewed all loan covenants for prior periods, including the period covered by this quarterly report, and found that due to these adjustments certain covenants of the Company's loan facility had been violated. The Company has received waivers for those violations, and as of the date of this amended report, the Company is in compliance with all debt covenants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTEGRITY INCORPORATED


Date:  March 23, 2001              /s/ P. Michael Coleman
---------------------              ----------------------
                                   P. Michael Coleman
                                   Chairman, President and Chief
                                   Executive Officer


Date:  March 23, 2001              /s/ Donald S. Ellington
---------------------              -----------------------
                                   Donald S. Ellington
                                   Senior Vice President of Finance and
                                   Administration
                                   (Principal Financial and Accounting Officer)