Form 10-Q/A
period 2000-06-30
INTEGRITY INC
filed 2001-03-28
CIK 922865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                   AMENDMENT 1
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Jun 30, 2000       Dec 31, 1999
                                                                                     ------------       ------------
ASSETS                                                                                                   (Unaudited)
Current Assets
   Cash                                                                               $    1,295         $    1,067
   Trade receivables, less allowance for returns and doubtful
      accounts of $902 and $1,108                                                          4,829              6,246
   Other receivables                                                                       1,027              1,681
   Inventories                                                                             3,859              4,104
   Other current assets                                                                    2,108              2,456
                                                                                      ----------         ----------
      Total current assets                                                                13,118             15,554

Property and equipment, net of accumulated depreciation of $4,204 and $3,956               3,860              3,664
Product masters, net of accumulated amortization of $14,397 and $11,649                    6,183              6,967
Other assets                                                                               2,847              3,156
                                                                                      ----------         ----------
      Total assets                                                                    $   26,008         $   29,341
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                  $    2,064         $    1,937
   Accounts payable and accrued expenses                                                   1,628              3,108
   Royalties payable                                                                       2,315              1,104
   Other current liabilities                                                                 733              1,226
                                                                                      ----------         ----------
      Total current liabilities                                                            6,740              7,375

Long-term debt                                                                             3,767              6,768
Other long-term liabilities                                                                   26                 52
                                                                                      ----------         ----------
      Total liabilities                                                                   10,533             14,195
                                                                                      ----------         ----------

Commitments and contingencies                                                                  0                  0
                                                                                      ----------         ----------

Minority interest                                                                            962                857
                                                                                      ----------         ----------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
                     Outstanding                                                               0                  0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
                     2,179,000 shares issued and outstanding                                  22                 22
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
                     3,435,000 shares issued and outstanding                                  34                 34
   Additional paid-in capital                                                             13,847             13,847
   Unearned compensation                                                                    (299)              (327)
   Retained earnings                                                                       1,077                754
   Equity adjustments from foreign currency translation                                     (168)               (41)
                                                                                      ----------         ----------
      Total stockholders' equity                                                          14,513             14,289
                                                                                      ----------         ----------
         Total liabilities and stockholders' equity                                   $   26,008         $   29,341
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended                  Six Months Ended
                                                                     June 30                           June 30
                                                             2000              1999             2000              1999
                                                          ---------         ---------         ---------         ---------
Net sales                                                 $  12,204         $  10,513         $  26,101         $  21,558
Cost of sales                                                 6,698             4,737            14,047            10,099
                                                          ---------         ---------         ---------         ---------
Gross profit                                                  5,506             5,776            12,054            11,459

Marketing and fulfillment expenses                            2,328             2,892             5,630             5,554
General and administrative expenses                           2,565             2,365             5,233             4,695
                                                          ---------         ---------         ---------         ---------
   Income from operations                                       613               519             1,191             1,210

Other expenses
   Interest expense, net                                        252               304               514               679
   Other expenses                                                42               (24)               58                (6)
                                                          ---------         ---------         ---------         ---------
   Income before minority interest and taxes                    319               239               619               537
Provision for income taxes                                      118                77               231               182
Minority interest, less applicable taxes                         45                43                65                89
                                                          ---------         ---------         ---------         ---------
Net income                                                $     156         $     119         $     323         $     266
                                                          =========         =========         =========         =========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                       (130)               (5)             (126)               10
                                                          ---------         ---------         ---------         ---------
Comprehensive income                                      $      26         $     114         $     197         $     276
                                                          =========         =========         =========         =========
NET INCOME PER SHARE
   Basic                                                  $    0.03         $    0.02         $     .06         $    0.05
                                                          =========         =========         =========         =========
   Diluted                                                $    0.03         $    0.02         $     .05         $    0.04
                                                          =========         =========         =========         =========

Weighted average number of shares outstanding
   Basic                                                      5,614             5,580             5,614             5,543
   Diluted                                                    6,034             6,004             6,044             6,041

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Six months Ended June 30
                                                                         -------------------------
                                                                           2000             1999
                                                                         --------         --------
Cash flows from operating activities
Net income                                                                    323         $    266
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                              517              558
   Amortization of product masters                                          2,762            1,336
   Minority interest                                                           65               89
   Stock compensation                                                          28               23
    Changes in operating assets and liabilities
       Trade receivables                                                    1,417           (1,008)
       Other receivables                                                      154             (359)
       Inventories                                                            245              480
       Other assets                                                           549              945
       Accounts payable, royalties payable and
                     Accrued expenses                                        (269)             209
       Other current and non current liabilities                             (519)             126
        Other                                                                (126)              20
                                                                         --------         --------
Net cash provided by operating activities                                   5,146            2,685
                                                                         --------         --------
Cash flows from investing activities
   Payments received on notes receivable                                      500            1,000
   Purchases of property and equipment                                       (444)            (232)
   Payments for product masters                                            (1,978)          (1,349)
                                                                         --------         --------
Net cash used in investing activities                                      (1,922)            (581)
                                                                         --------         --------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit                        (1,746)            (317)
   Distributions to joint venture partner                                       0             (510)
   Principal payments of long-term debt                                    (1,250)          (1,165)
                                                                         --------         --------
      Net cash used in financing activities                                (2,996)          (1,992)
                                                                         --------         --------
Net increase in cash                                                          228              112
Cash, beginning of year                                                     1,067              989
                                                                         --------         --------
Cash, end of period                                                      $  1,295         $  1,101
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

         None of these adjustments have impacted the Company's reported cash flows from operations

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

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                           Six months ended June 30
                                                                         -----------------------------
          Net Sales                                                         2000               1999
          ---------                                                      ----------         ----------
          Retail                                                         $   14,076         $   10,196
          Direct to consumer                                                  7,044              6,874
          International                                                       3,892              3,512
          Other                                                               3,404              2,270
          Eliminations                                                       (2,315)            (1,294)
                                                                         ----------         ----------
                                                                         $   26,101         $   21,558
                                                                         ==========         ==========
          Operating profit (before minority interest)
          -------------------------------------------
          Retail                                                         $    2,558         $    2,204
          Direct to consumer                                                  1,042                899
          International                                                         789                857
          Other                                                                (326)               (95)
                                                                         ----------         ----------
          Consolidated                                                        4,063              3,865
          General corporate expense                                          (2,930)            (2,649)
          Interest expense, net                                                (514)              (679)
                                                                         ----------         ----------
          Income before income taxes and minority interest
                                                                         $      619         $      537
                                                                         ==========         ==========

                                                                           Three months ended June 30
                                                                         -----------------------------
          Net Sales                                                         2000               1999
          ---------                                                      ----------         ----------
          Retail                                                              6,463         $    5,674
          Direct to consumer                                                  3,365              3,490
          International                                                       1,912              1,883
          Other                                                               1,241                221
          Eliminations                                                         (777)              (755)
                                                                         ----------         ----------
                                                                         $   12,204         $   10,513
                                                                         ==========         ==========
          Operating profit (before minority interest)
          -------------------------------------------
          Retail                                                         $    1,036         $    1,154
          Direct to consumer                                                    490                488
          International                                                         495                543
          Other                                                                  74               (115)
                                                                         ----------         ----------
          Consolidated                                                        2,095              2,070
          General corporate expense                                          (1,524)            (1,527)
          Interest expense, net                                                (252)              (304)
                                                                         ----------         ----------
          Income before income taxes and minority interest
                                                                         $      319         $      239
                                                                         ==========         ==========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During February 2001, management determined that certain adjustments were necessary to prior years' financial statements and the interim periods of 2000 and 1999. See Note 1 of the Notes to the Consolidated Financial Statements, June 30, 2000 and 1999 (unaudited) and Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000 for a detailed explanation and discussion of the impact of these adjustments.

         Net sales increased $4.5 million or 21.1% to $26.1 million for the six months ended June 30, 2000, as compared to $21.6 million during the six months ended June 30, 1999. For the quarter ended June 30, 2000, net sales increased $1.7 million or 16.1% to $12.2 million, from $10.5 million in the same period in 1999. New product sales in all segments amounted to $7.2 million or 26.9% of net revenue for the six months ended June 30, 2000, as compared to $5.9 million or 27.4% of net revenue for the same period in 1999. New product sales are defined as new product releases in the current year. The release of WoW Worship (Orange) late in the first quarter of 2000 accounted for $2.0 million of the increase in revenue for the three month period and $4.7 million for the six month period. During the six month period ended June 30, 2000, sales in the retail segment increased $3.9 million or 38.0% to $14.1 million, compared to $10.2 million in the same period in 1999. For the quarter ended June 30, 2000, sales in the retail segment increased 13.9% to $6.5 million, compared to $5.7 million during the same period in 1999. The increase in the three month and six months periods were both due to new product sales and the continued strong sales of the WoW Worship albums during the first six months of 2000. International sales for the six month period grew by 10.8% to $3.9 million, as compared to $3.5 million in the same period in 1999, while international sales for the three month period remained flat with $1.9 million in 2000 and in the same period in 1999. The increase in International sales is mainly attributable to increased sales in the Latin America division, as we continue to focus on this market with specialized marketing and a dedicated sales division. Direct to consumer sales were flat or slightly lower for the six month and three month periods in 2000 as compared to the same periods in 1999. Sales in this segment continue to trend lower, however, management is implementing programs to improve its performance. For example, sales in the direct to consumer division in 2000 have included revenues from test for new direct consumers through television marketing. Direct to consumer sales in the prior year's quarter and six month periods were negatively impacted by approximately $200,000 due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications.

         Gross profit increased to $12.1 million or 46.2% of sales, as compared to $11.5 million or 53.2% of sales, for the six month periods ended June 30, 2000 and 1999, respectively. During the first six months, the overall sales mix included a high proportion of distributed and artist products, which have lower gross margin percentages than concept products. Sales of products with artist royalties and distributed products with additional royalties represented 65.2% and 51.6% of sales for the six months ended June 30, 2000 and 1999, respectively. Furthermore, the gross margin percentages in the retail segment were negatively impacted with the sales of WoW Worship (Orange) and WoW Worship
(Blue). Although the releases have generated $4.7 million in revenues for the six months ended June 30, 2000 the Company's gross margin is significantly lower due to higher royalties. Gross profit for the quarter ended June 30, 2000 was $5.5 million or 45.1% of sales, as compared to $5.8 million or 54.9% of sales for the same period in 1999.

The following table shows the gross margin by operating segment:

                                         Six months ended June 30
                                         ------------------------
                                           2000            1999
                                         -------         --------
         Gross margin
         ------------
         Retail                             44.3%          50.8%
         Direct to consumer                 53.7%          58.5%
         International                      55.6%          58.0%
         Other                               2.2%           9.7%
                                          ------         ------
         Consolidated                       46.2%          53.2%

                                        Three months ended June 30
                                        --------------------------
                                           2000             1999
                                        --------          --------
         Gross margin
         ------------
         Retail                             38.1%          49.6%
         Direct to consumer                 55.6%          59.6%
         International                      55.2%          60.3%
         Other                              23.2%         (26.7)%
                                          ------         ------
         Consolidated                       45.1%          54.9%

         The Company's gross margins are higher in the direct to consumer segment where sales are generally at retail value. Gross profit in the direct to consumer segment for the prior year was negatively impacted by approximately $200,000 as a result of the billing adjustments discussed above.

         Marketing and fulfillment expenses increased 1.4% to $5.6 million or 21.6% of net sales for the six months ended June 30, 2000, as compared with $5.6 million or 25.8% of net sales for the same period in 1999. For the quarter ended June 30, 2000, marketing and fulfillment expenses were $2.3 million or 19.1% of net sales, compared to $2.9 million or 27.5% of net sales for the same period in 1999. The increases in marketing and fulfillment expenses as a percent of sales are primarily attributable to increase in fulfillment expense. Fulfillment expenses primarily include distribution fees associated with our third party distributor in the retail segment. These distribution fees are a variable cost based on a percentage of sales, and as retail sales continue to grow the corresponding fulfillment expense will continue to increase. The increase in sales resulted in additional fulfillment costs of $505,000 and $178,000 for the six and three months ended June 30, 2000, respectively. Marketing expenses decreased $200,000 for the six months ended June 30, 2000 mainly due to fewer direct mail campaigns in the direct to consumer segment.

         General and administrative expenses increased by $538,000 or 11.5% to $5.2 million for the six months ended June 30, 2000, as compared to $4.7 million for the same period in 1999. For the quarter ended June 30, 2000, general and administrative expenses were $2.6 million, compared to $2.4 million for the same period in 1999. The increase in general and administrative cost is attributable to additional management personnel in the finance and operations areas. These additions were made with anticipation of the continued growth of the Company.

         Operating profit in the retail segment was $2.6 million and $1.0 million for the six and three months ended June 30, 2000, respectively, compared to $2.2 million and $1.2 million for the comparable periods in 1999. Although sales for the retail segment increased 38% for the six months, operating profit only increased 16.0% due to the reduction in gross margin as explained above due to changes in the product mix. Operating profit from the direct to consumer segment was $1.0 million or 14.8% of sales and $490,000 or 14.6% of sales for the six and three months ended June 30, 2000, respectively, compared to $899,000 or 13.1% of sales and $488,000 or 14.0 % of sales for the comparable periods in 1999. Operating profit from the international segment was $789,000 and $495,000 for the six and three months ended June 30, 2000, respectively, compared to $857,000 and $543,000 for the comparable periods in 1999. The decreases in operating profit for the International segment were primarily the result of lower margins at the Company's U.K. subsidiary. Operating profit from the Other segment increased from $(115,000) in 1999 to $74,000 in 2000 for the three month period ended June 30 due to increases in copyright royalties generated from increased sales. For the six month period ended June 30, operating profit from the Other segment decreased from $(95,000) in 1999 to $(326,000) in 2000 due primarily to amounts charged to expense for record masters that do not appear to be fully recoverable.

         Interest expense decreased to $514,000 and $252,000 for the six and three months ended June 30, 2000 as compared with $679,000 and $304,000 for the same periods in 1999. The decrease was the result of lower average debt levels in the first six months of 2000. The average interest rate for the six months ended June 30, 2000 and 1999 was 9.8% and 10.3%, respectively.

         The Company recorded an income tax provision of $231,000 and $182,000 for the six months ended June 30, 2000 and 1999, respectively. The Company's effective tax rate for the first six months of 2000 was 37.3%. The period's income tax provision is the product of applying the Company's annual expected tax rate against the year-to-date income of the Company.

         Net income for the six months ended June 30, 2000 increased by $57,000 to $323,000 as compared to $266,000 for the same period in 1999.

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

         Cash generated from operations totaled $5.1 million and $2.7 million for the six months ended June 30, 2000 and 1999, respectively. The increase from 1999 to 2000 resulted primarily from increased earnings before depreciation and amortization and the timing of payments received for accounts receivable, and paid for liabilities, principally royalties. The Company's retail distribution agreement in 2000 provided for the earlier payment of monthly trade receivables, and has resulted in decreased accounts receivable on a monthly basis as compared to the prior periods.

         Investing activities used $1.9 million and $581,000 million during the six months ended June 30, 2000 and 1999, respectively. This cash outflow consisted of capital expenditures for computer equipment and capital improvements to existing buildings totaling $444,000 and $232,000 for the six months ended June 30, 2000 and 1999, respectively, and the investments in product masters for the six months ended June 30, 2000 and 1999 totaled $2.0 million and $1.3 million, respectively. The increase in the investments in product masters related to future new releases for 2000 and 2001 and the continued development of other products by the Company. The Company received $500,000 and 1.0 million during the first quarter 2000 and 1999 respectively related to payments received on a notes receivable balance established from the sale of certain product masters during 1999.

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

                                   INTEGRITY INCORPORATED



Date:  March 23, 2001              /s/ P. Michael Coleman
                                   --------------------------------------------
                                   P. Michael Coleman
                                   Chairman, President and Chief
                                   Executive Officer



Date:  March 23, 2001              /s/ Donald S. Ellington
                                   --------------------------------------------
                                   Donald S. Ellington
                                   Senior Vice President of Finance and
                                   Administration
                                   (Principal Financial and Accounting Officer)