Form 10-Q/A
period 2000-09-30
INTEGRITY INC
filed 2001-03-28
CIK 922865

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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 10, 2000
-----                                           --------------------------------
Class A Common Stock, $0.01 par value                      2,184,000
Class B Common Stock, $0.01 par value                      3,435,000

FINANCIAL INFORMATION
Item 1. Financial Statements

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      Sep 30, 2000       Dec 31, 1999
                                                                                      ------------       ------------
ASSETS                                                                                (Unaudited)
Current Assets
   Cash                                                                                 $  1,711           $  1,067
   Trade receivables, less allowance for returns and doubtful accounts of $777
                     and $1,108                                                            5,153              6,246
   Other receivables                                                                       1,127              1,681
   Inventories                                                                             3,326              4,104
   Other current assets                                                                    2,053              2,456
                                                                                        --------           --------
      Total current assets                                                                13,370             15,554

Property and equipment, net of accumulated depreciation of $4,333 and $3,956               3,989              3,664
Product masters, net of accumulated amortization of $15,759 and $11,649                    5,725              6,967
Other assets                                                                               2,771              3,156
                                                                                        --------           --------
      Total assets                                                                      $ 25,855           $ 29,341
                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                    $  2,063           $  1,937
   Accounts payable and accrued expenses                                                   1,418              3,108
   Royalties payable                                                                       2,004              1,104
   Other current liabilities                                                                 960              1,226
                                                                                        --------           --------
      Total current liabilities                                                            6,445              7,375

Long-term debt                                                                             3,142              6,768
Other long-term liabilities                                                                   14                 52
                                                                                        --------           --------
      Total liabilities                                                                    9,601             14,195
                                                                                        --------           --------

Commitments and contingencies                                                                  0                  0
                                                                                        --------           --------

Minority interest                                                                          1,012                857
                                                                                        --------           --------

Stockholders' Equity

   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
                     Outstanding                                                               0                  0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
                     2,184,000 shares issued and outstanding                                  22                 22
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
                     3,435,000 shares issued and outstanding                                  34                 34
   Additional paid-in capital                                                             13,847             13,847
   Unearned compensation                                                                    (286)              (327)
   Retained earnings                                                                       1,782                754
   Equity adjustments from foreign currency translation                                     (157)               (41)
                                                                                        --------           --------
      Total stockholders' equity                                                          15,242             14,289
                                                                                        --------           --------
         Total liabilities and stockholders' equity                                     $ 25,855           $ 29,341
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended                    Nine months Ended
                                                             September 30                         September 30

                                                         2000             1999               2000               1999
                                                       --------         --------           --------           --------
Net sales                                              $ 12,224         $ 11,547           $ 38,325           $ 33,105
Cost of sales                                             5,961            5,935             20,008             16,034
                                                       --------         --------           --------           --------
Gross profit                                              6,263            5,612             18,317             17,071

Marketing and fulfillment expenses                        2,186            2,351              7,816              7,905
General and administrative expenses                       2,614            2,321              7,847              7,016
                                                       --------         --------           --------           --------
   Income from operations                                 1,463              940              2,654              2,150

Other expenses

   Interest expense, net                                    241              359                755              1,038
   Other expenses                                            24               63                 82                 58
                                                       --------         --------           --------           --------
   Income before minority interest and taxes              1,198              518              1,817              1,054
Provision for (benefit from) income taxes                   463              (57)               694                124
Minority interest, less applicable taxes                     30                5                 95                 94
                                                       --------         --------           --------           --------
Net income                                             $    705         $    570           $  1,028           $    836
                                                       ========         ========           ========           ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                     10               (9)              (116)                 1
                                                       --------         --------           --------           --------
Comprehensive income                                   $    715         $    561           $    912           $    837
                                                       ========         ========           ========           ========
NET INCOME PER SHARE

   Basic                                               $   0.13         $   0.10           $   0.18           $   0.15
                                                       ========         ========           ========           ========
   Diluted                                             $   0.12         $   0.09           $   0.17           $   0.14
                                                       ========         ========           ========           ========

Weighted average number of shares outstanding
   Basic                                                  5,614            5,614              5,614              5,569
   Diluted                                                6,116            6,061              6,058              6,044

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine months Ended Sep 30
                                                                     --------------------------
                                                                       2000              1999
                                                                     --------          --------
Cash flows from operating activities
Net income                                                           $  1,028          $    836
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                          787               833
   Amortization of product masters                                      4,110             2,517
   Minority interest                                                       95                94
   Stock compensation                                                      41                36
    Changes in operating assets and liabilities
       Trade receivables                                                1,093              (997)
       Other receivables                                                   54              (141)
       Inventories                                                        778               896
       Other assets                                                       622               947
       Accounts payable, royalties payable and
                     Accrued expenses                                    (790)              205
       Other current and non current liabilities                         (305)              (51)
        Other                                                            (115)               11
                                                                     --------          --------
Net cash provided by operating activities                               7,398             5,186
                                                                     --------          --------
Cash flows from investing activities
   Payments received on notes receivable                                  500             1,000
   Purchases of property and equipment                                   (702)             (319)
   Payments for product masters                                        (2,868)           (2,581)
                                                                     --------          --------
Net cash used in investing activities                                  (3,070)           (1,900)
                                                                     --------          --------
Cash flows from financing activities
   Net repayments under line of credit                                 (1,746)           (1,349)
   Distributions to joint venture partner                                   0              (510)
   Principal payments of long-term debt                                (1,938)           (1,848)
                                                                     --------          --------
      Net cash used in financing activities                            (3,684)           (3,707)
                                                                     --------          --------
Net increase (decrease) in cash                                           644              (421)
Cash, beginning of year                                                 1,067               989
                                                                     --------          --------
Cash, end of period                                                  $  1,711          $    568
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

NOTE 2 - LONG TERM DEBT

         The Company's financing agreement includes a revolving credit facility and a term loan that are payable through August 2002. There was $1.4 million and $3.1 million outstanding under the revolving credit facility and $4.3 and $6.25 million outstanding under the term loan at September 30, 2000 and December 31, 1999, respectively. At the Company's option, the loan carried an interest rate of the bank's base rate plus 1 1/2%, or LIBOR plus 3% through August 2000. Effective September 1, 2000, the interest rate was decreased to either the bank's base rate plus .75%, or LIBOR plus 2% due to a favorable change in the debt covenants of the loans.

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                           Nine months ended September 30
                                                                           ------------------------------
                                                                               2000               1999
                                                                             --------           --------
         Net Sales
         ---------
         Retail                                                              $ 19,888           $ 15,510
         Direct to consumer                                                    10,277              9,793
         International                                                          5,486              5,085
         Other                                                                  6,221              4,748
         Eliminations                                                          (3,547)            (2,031)
                                                                             --------           --------
                                                                             $ 38,325           $ 33,105
                                                                             ========           ========
         Operating profit (before minority interest)
         -------------------------------------------
         Retail                                                              $  3,964           $  3,094
         Direct to consumer                                                     1,736              1,355
         International                                                          1,037              1,162
         Other                                                                    216                515
                                                                             --------           --------
         Consolidated                                                           6,953              6,126
         General corporate expense                                             (4,381)            (4,034)
         Interest expense, net                                                   (755)            (1,038)
                                                                             --------           --------
         Income before income taxes and minority interest
                                                                             $  1,817           $  1,054
                                                                             ========           ========

                                                                           Three months ended September 30
                                                                           -------------------------------
                                                                               2000               1999
                                                                             --------           --------
         Net Sales
         ---------
         Retail                                                              $  5,812           $  5,314
         Direct to consumer                                                     3,233              2,919
         International                                                          1,594              1,573
         Other                                                                  2,817              2,478
         Eliminations                                                          (1,232)              (737)
                                                                             --------           --------
                                                                             $ 12,224           $ 11,547
                                                                             ========           ========
         Operating profit (before minority interest)
         -------------------------------------------
         Retail                                                              $  1,406           $    890
         Direct to consumer                                                       694                456
         International                                                            248                305
         Other                                                                    542                610
                                                                             --------           --------
         Consolidated                                                           2,890              2,261
         General corporate expense                                             (1,451)            (1,385)
         Interest expense, net                                                   (241)              (359)
                                                                             --------           --------
         Income before income taxes and minority interest                    $  1,198           $    517
                                                                             ========           ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During February 2001, management determined that certain adjustments were necessary to prior years' financial statements and the interim periods of 2000 and 1999. See Note 1 of the Notes to the Consolidated Financial Statements, September 30, 2000 and 1999 (unaudited) and Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2000 for a detailed explanation and discussion of the impact of these adjustments.

         Net sales increased $5.2 million or 15.8% to $38.3 million for the nine months ended September 30, 2000, as compared to $33.1 million during the nine months ended September 30, 1999. For the quarter ended September 30, 2000, net sales increased $677,000 or 5.9% to $12.2 million, from $11.5 million in the same period in 1999. New product sales in all segments amounted to $8.9 million or 23.2% of net revenue for the nine months ended September 30, 2000, as compared to $8.8 million or 26.7% of net revenue for the same period in 1999. Sales of WoW Worship (Orange), released late in the first quarter of 2000 accounted for $1.4 million of the increase in revenue for the three month period and $3.4 million for the nine month period. During the nine month period ended September 30, 2000, sales in the retail segment increased $4.4 million or 28.2% to $19.9 million, compared to $15.5 million in the same period in 1999. For the quarter ended September 30, 2000, sales in the retail segment increased 9.4% to $5.8 million, compared to $5.3 million during the same period in 1999. The increase in the nine months period was due to the continued strong sales of the WoW Worship albums during the first nine months of 2000. Total WoW sales for the nine months accounted for $6.0 million in 2000 as compared to $2.2 million in 1999. International sales for the nine month period grew by 7.9% to $5.5 million, as compared to $5.1 million in the same period in 1999, while international sales for the three month period remained flat at $1.6 million. The increase in International sales during the nine month period is mainly attributable to increased sales in the Latin America division, as we continue to focus on this market with specialized marketing and a dedicated sales division. Direct to consumer sales increased by 4.9% to $10.3 million for the nine month period ended September 30, 2000, compared to $9.8 million in the same period in 1999. For the quarter ended September 30, 2000, direct to consumer sales increased by 10.8% to $3.2 million, compared to $2.9 million in the same period in 1999. Sales in this segment for both the three and nine month periods ended September 30, 2000 increased due to various programs implemented by management to improve performance, including a new sales channel designed to attract new direct consumers through television marketing. Direct to consumer sales in the prior year's nine month period were negatively impacted by approximately $200,000 due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications.

         Gross profit increased to $18.3 million or 47.8% of sales, as compared to $17.1 million or 51.6% of sales, for the nine month periods ended September 30, 2000 and 1999, respectively. For the nine month period ending September 30, 2000, the overall sales mix included a high proportion of distributed and artist products, which have lower gross margin percentages than concept products. Sales of products with artist royalties and distributed products with additional royalties represented $17.9 million and $11.6 million in sales for the nine months ended September 30, 2000 and 1999, respectively. Furthermore, the gross margin percentages in the retail and direct to consumer segments were negatively impacted with the sales of WoW Worship (Orange) and WoW Worship (Blue). Although the releases have generated $6.0 million in revenues for the nine months ended September 30, 2000 the Company's gross margin is significantly lower due to higher royalties. Gross profit for the quarter ended September 30, 2000 was $6.3 million or 51.2% of sales, as compared to $5.6 million or 48.6% of sales for the same period in 1999. The decline in gross margin for the third quarter was the result of the same factors which affected the nine month period, as discussed above.

The following table shows the gross margin by operating segment:


                                                                             Nine months ended Sep 30
                                                                             ------------------------
                                                                                2000         1999
                                                                                -----        -----
         Gross margin
         ------------
         Retail                                                                 46.2%        48.8%
         Direct to consumer                                                     52.4%        57.4%
         International                                                          57.1%        57.8%
         Other                                                                  14.0%        19.6%
                                                                                ----         ----
         Consolidated                                                           47.8%        51.6%

                                                                            Three months ended Sep 30
                                                                            -------------------------
                                                                                2000         1999
                                                                                -----        -----
         Gross margin
         ------------
         Retail                                                                 50.8%        44.9%
         Direct to consumer                                                     49.7%        54.9%
         International                                                          60.6%        57.5%
         Other                                                                  28.3%        28.6%
                                                                                ----         ----
         Consolidated                                                           51.2%        48.6%

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

         Marketing and fulfillment expenses decreased 1.1% to $7.8 million or 20.4% of net sales for the nine months ended September 30, 2000, as compared with $7.9 million or 23.9% of net sales for the same period in 1999. For the quarter ended September 30, 2000, marketing and fulfillment expenses were $2.2 million or 17.9% of net sales, compared to $2.4 million or 20.4% of net sales for the same period in 1999. The decreases in marketing and fulfillment expenses as a percent of sales are primarily attributable to fewer direct mail campaigns in the direct to consumer segment and lower relative fulfillment expenses in the retail segment.

         General and administrative expenses increased by $831,000 or 11.8% to $7.8 million for the nine months ended September 30, 2000, as compared to $7.0 million for the same period in 1999. For the quarter ended September 30, 2000, general and administrative expenses were $2.6 million, compared to $2.3 million for the same period in 1999. The increase in general and administrative cost is attributable to increases in facility costs and infrastructure expense, additions to senior management staff, and staff additions related to new business development. These additions were made with anticipation of the continued growth of the Company.

         Operating profit in the retail segment was $4.0 million and $1.4 million for the nine and three months ended September 30, 2000, respectively, compared to $3.1 million and $0.9 million for the comparable periods in 1999. Sales and operating profit for the retail segment increased 28% for the nine months due to continued strength from the WoW series and other new releases. Operating profit from the direct to consumer segment was $1.7 million or 16.9% of sales and $694,000 or 21.5% of sales for the nine and three months ended September 30, 2000, respectively, compared to $1.4 million or 13.8% of sales and $456,000 or 15.6 % of sales for the comparable periods in 1999. Direct to consumer operating profit in the third quarter and the year to date period was favorably impacted by lower marketing costs from the timing of releases and the types of programs. Operating profit from the international segment was $1.0 million and $248,000 for the nine and three months ended September 30, 2000, respectively, compared to $1.2 million and $305,000 for the comparable periods in 1999. The decrease in the year to date operating profit for the International segment was primarily the result of lower margins at the Company's U.K. subsidiary and higher sales tax costs in Australia. Operating profit from the Other segment decreased to $216,000 and $542,000 for the nine and three months ended September 30, 2000 respectively compared to $515,000 and $610,000 for the comparable periods in 1999. Operating profit in the other segment is also affected by amounts charged to expense for record masters that do not appear to be fully recoverable.

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

         The Company recorded an income tax provision of $694,000 and $124,000 for the nine months ended September 30, 2000 and 1999, respectively. The prior year's provision was favorably impacted due to a reduction of $180,000 in the valuation allowance. The Company's effective tax rate for the first nine months of 2000 was 38%. The period's income tax provision is the product of applying the Company's annual expected tax rate against the year-to-date income of the Company.

         Net income for the nine months ended September 30, 2000 increased by $192,000 to $1.0 million as compared to $836,000 for the same period in 1999.

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

         Cash generated from operations totaled $7.4 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase from 1999 to 2000 resulted primarily from increased earnings before depreciation and amortization and the timing of payments received for accounts receivable, and paid for liabilities, principally royalties. The Company's retail distribution agreement in 2000 provided for the earlier payment of monthly trade receivables, and has resulted in decreased accounts receivable on a monthly basis as compared to the prior periods.

         Investing activities used $3.1 million and $1.9 million during the nine months ended September 30, 2000 and 1999. This cash outflow consisted of capital expenditures for computer equipment and capital improvements to existing buildings totaling $702,000 and $319,000 for the nine months ended September 30, 2000 and 1999, respectively, and the investments in product masters for the nine months ended September 30, 2000 and 1999 totaled $2.9 million and $2.6 million, respectively. The increase in the investments in product masters related to future new releases for 2000 and 2001 and the continued development of other products by the Company. The Company received payment of $500,000 during the nine months ended September 30, 2000 and $1 million during the same period in 1999 related to a notes receivable balance established from the sale of certain product masters during 1999.

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


                             INTEGRITY INCORPORATED

Date: March 23, 2001         /s/ P. Michael Coleman
--------------------         ---------------------------------------------------
                             P. Michael Coleman
                             Chairman, President and Chief
                             Executive Officer

Date: March 23, 2001         /s/ Donald S. Ellington
--------------------         ---------------------------------------------------
                             Donald S. Ellington
                             Senior Vice President of Finance and Administration
                             (Principal Financial and Accounting Officer)