Form 10-K405
period 2000-12-31
INTEGRITY INC
filed 2001-03-29
CIK 922865

                          =============================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO      .
                                                -----    -----

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

[X] Yes  [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that only Integrity's executive officers and directors are "affiliates"), was $6,473,744 at March 23, 2001, as reported by the Nasdaq SmallCap Market.

         The number of shares of Registrant's Class A Common Stock, $.01 par value per share, outstanding at March 23, 2001 was 2,184,000.

         The number of shares of Registrant's Class B Common Stock, $.01 par value per share, outstanding at March 23, 2001 was 3,435,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2001 are incorporated by reference into Part III.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Incorporated (the "Company" or "Integrity") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management's estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

                                     PART I.

ITEM 1. BUSINESS

INTRODUCTION

         Integrity is a media-communications company that chiefly produces, publishes and distributes Christian music. It is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces praise and worship music in different musical styles for specific audiences such as children's music, urban music, youth music and live worship for adult audiences. According to Soundscan tracking, the Company is the leading praise and worship music company, with 56% of the Christian Bookseller's Association ("CBA") market at end of year 2000. The Company was also the No. 2 Christian music label in the CBA market for 3 years running according to Soundscan. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and internationally in 161 other countries worldwide. The Company has determined that its business is operated in segments based on these distribution channels. For specific information regarding the financial performance of each segment, see Note 10 to Notes to Consolidated Financial Statements.

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

PRODUCTS

     Concept Products

         Praise and worship concept products are centered around a specific theme or event rather than being focused on a specific artist. The Company's original concept product series, Hosanna! Music(R), consists of recorded praise and worship music composed of live recordings sung by an audience and worship leader rather than a performing artist. The Company's Hosanna! Music(R) series has proven to be a successful product line having just produced its 105th recording.

         The Company's concept product line now includes: Hosanna! Music(R), Urban Praise(R), FairHope Records(R), classic praise and worship music grouped according to themes, designed for budget-conscious customers; World's Best Praise and Worship(R) series; and Integrity Notes(R), a series of greeting cards for general occasions and specialty cards related to seasonal events, featuring verses from our praise and worship songs.

      Artist Products

         In addition to concept products, the Company also produces artist recordings in which the artist is the main focal point. These products have recently included "Get Ready - The Best of T.D. Jakes" with T.D. Jakes, "I Will Sing" with Don Moen, "Lion of Judah" with Paul Wilbur, "We Offer Praises" with Ron Kenoly, "Never Gonna Stop" with Tommy Walker, "More Than Enough" with Gary Oliver, "Freedom" with Darrell Evans and "Open The Eyes of My Heart" with Paul Baloche.

     Other Products

         The Company has also produced numerous musical video products, including: recordings of live performances by the Company's artists, such as Ron Kenoly's videos "We Offer Praises", "Majesty", "High Places" and "Welcome Home"; and the Gold-certified videos "Lift Him Up", "God is Able" and "Sing Out", the first Hosanna! Title to appear on Billboard's Top 40 Music Video Chart. The popular children's music series Just-For-Kids(R), featuring the Donut Man(R), includes ten Gold-certified and three Platinum-certified videos. Other videos include the Gold-certified Praise! Aerobics(R), praise and worship music recorded specifically for aerobic exercises and "Woman Thou Art Loosed" with T.
D. Jakes. Other products include Integrity Music Worship Software(R), designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking. The Company, in partnership with two other praise and worship music companies, has also produced the Platinum certified "WoW Worship (Blue)" and the Gold certified "WoW Worship (Orange)", as well as the Songs 4 Worship series produced in conjunction with Time Life Music, which includes the Gold certified "Songs 4 Worship - Shout To The Lord", the first release in the series.

         Integrity's Christian music products also include printed music such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produces "God With Us", winner of the Gospel Music Association Dove Award in April 1994 for best musical and still on the best sellers list on the non-seasonal musical charts for seven years running. "God For Us", "Let Your Glory Fall" and "Hillsongs Choral Collection" ranked among the top 10 in the non-seasonal musical and adult collection charts. "We Believe" and "Redeemer, Savior, Friend" ranked among the top 10 in the youth musical non-seasonal charts. The musicals were ranked by The Church Music Report ("TCMR"). Other printed music products include orchestrations and "The Celebration Hymnal", a joint venture with Word Entertainment, featuring over 700 songs and hymns. Sales of this hymn book have exceeded one million units in less than four years.

PRODUCT CREATION

         The Company's product development process is based upon the creation of new concept or artist products that are designed, scripted and marketed to respond to a specific demand. Integrity conducts a planning process for each new product in order to determine whether the final product is likely to be successful in the market for which it is designed.

         New product concepts are based on responses to surveys of the Company's current customer base as well as other market and product research conducted by the Company and by independent consultants. Once a new product concept has been identified, the concept is reviewed and discussed by representatives of Integrity's creative, marketing and finance divisions. If the product concept is approved by that group, then Integrity assembles a creative team which includes one or more artists and producers, generally employed on a freelance or contract basis, along with members of Integrity's creative division.

         Following the development of the product concept, the product is recorded in live settings at churches or civic auditoriums, in independent studios in cities such as Los Angeles, California or Nashville, Tennessee, or at Integrity's studio in Mobile, Alabama. A significant amount of recording is done in independent studios. The studios in Mobile, Alabama are mainly used as a post-production facility where the recordings are edited and mixed. The manufacturers receive the master recordings from Integrity in digital format and then produce a master to be used in the manufacturing process. The Company reviews the final manufacturing master prior to production to ensure that the quality of the recording has been maintained.

DISTRIBUTION

         The Company distributes its products domestically through two primary channels: direct to consumer and retail markets. In addition, the Company has an international distribution network that reaches markets in 161 countries.

     Direct To Consumer

         The Company's direct to consumer activities are based on a variety of methods designed to reach the consumer directly. Among the methods are continuity clubs, through which the member receives a selection every six to eight weeks and is billed for each selection. Shipments continue until the Company is instructed to cancel the membership. This differs from certain other music clubs in which members have a "negative option" allowing them to decline monthly selections before they are mailed and in which their only obligation is to purchase a certain number of products over a stated period of time.

         The Company rents mailing lists of potential direct-to-consumer customers that includes subscribers to Christian magazines, purchasers of Christian mail order products and donors to Christian ministries. When available, the Company obtains new mailing lists to conduct a one-time solicitation of an approved direct mailing. Once a response is received by Integrity, the customer's name is added to the Company's own mailing list. Integrity also builds its direct-to-consumer database through space advertisements in Christian magazines, television advertising and Internet marketing.

         The Company's first continuity club, Hosanna! Music(R) has just produced its 105th recording. Currently the Company operates several continuity clubs, including the Integrity Notes(R) series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

         In addition to continuity clubs, the Company's direct-to-consumer program includes mail order catalog sales, telemarketing, one-time offers to active customers, television offers and sales through the Internet. The mail order catalog and telemarketing programs are designed to increase sales to the Company's current customers by increasing their awareness of Integrity's full line of products, as well as to develop new customers for Integrity products. The direct-to-consumer segment also includes direct sales to churches of printed products, including "The Celebration Hymnal", which features over 700 songs and hymns, introduced in 1997 in a joint venture with Word Entertainment.

     Retail Markets

         Integrity's retail sales activities are targeted at two markets, the Christian bookstore ("CBA") market which includes sales of choral music products, and the general retail market. The Company currently utilizes Word Entertainment ("Word") to serve these markets.

         All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity's products, which are shipped and invoiced based on orders received directly from Word's sales force through a computerized order entry system. Word services the Company's customers from one warehouse located in Tennessee. During 2000, SoundScan ranked Word as the number two distribution company in the CBA market. SoundScan also ranked Integrity as the number two record label in CBA for three consecutive years. The distribution agreement with Word also offers the Company access to the Sony/Epic distribution system for sales in the general market.

         Retail sales efforts are supported by Integrity's own in-house staff for marketing, covering such things as point-of-purchase advertising, radio promotion, and product publicity. The Company also utilizes the marketing expertise of several outside marketing firms.

     International

         The Company's international sales are made through a subsidiary located in the United Kingdom, responsible for Europe; a subsidiary located in Australia, responsible for Australia, New Zealand and the Solomon Islands; a subsidiary located in Singapore, responsible for Singapore and Myanmar; and an office located at the Company's headquarters in Mobile, Alabama, responsible for Latin America. In addition, products are sold to more than 60 independent distributors who are licensed to manufacture Integrity products from master recordings and distribute them in a country or region and approximately 18 importers to whom the Company provides products. The Company's international distribution network reaches markets in 161 countries. The Company continually evaluates ways to expand into various markets through importers or through distributors licensed to produce Integrity products from a master recording. For specific financial information regarding the geographic areas that the Company's international distribution network reaches, see Note 10 to Notes to Consolidated Financial Statements.

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

WAREHOUSING AND FULFILLMENT

         Integrity currently contracts with Word for its retail market warehousing, physical inventory and distribution functions. Word is one of several companies that provide this service in the CBA market. All retail market sales functions are currently performed by Word's sales force. Many direct-to-consumer fulfillment services, excluding warehousing and physical inventory functions, for Integrity's direct to consumer programs are provided by Client Logic located in Clifton, New Jersey. Some of the order entry and data fulfillment services for direct to consumer are handled by Integrity's own staff in Mobile. In addition to managing most of the Company's database of customer names, Client Logic also provides most of the fulfillment activities of the direct-to-consumer operation, including order receipt and processing, data entry, invoicing and payment processing. Integrity's own distribution center located in Mobile is responsible for its direct-to-consumer and international warehousing, physical inventory and distribution functions.

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

EMPLOYEES

         As of December 31, 2000, the Company employed 168 individuals, 134 of whom are located at the Company's Mobile, Alabama, headquarters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2000.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Integrity's common stock is traded on The Nasdaq SmallCap Market under the symbol ITGR. The table below sets forth the quarterly high and low sales price as reported on The Nasdaq National Market and The Nasdaq SmallCap Market for the Class A Common Stock from January 1, 1999 through March 23, 2001. The last sale price of the Class A Common Stock on March 23, 2001 was $3.50.

                                                         High             Low
                                                        ------          ------
              Fiscal Year 1999
              First Quarter                             $7.250          $3.375
              Second Quarter                             4.500           2.096
              Third Quarter                              4.125           2.750
              Fourth Quarter                             3.688           2.781

              Fiscal Year 2000
              First Quarter                              4.000           2.813
              Second Quarter                             3.750           3.000
              Third Quarter                              3.750           3.313
              Fourth Quarter                             3.688           2.375

              Fiscal Year 2001
              First Quarter (through
              March 23, 2001)                            4.063           2.938

         As of March 23, 2001, there were approximately 104 stockholders of record and approximately 1,500 beneficial stockholders of Integrity's Class A Common Stock and three stockholders of record of Integrity's Class B Common Stock.

         Integrity has never declared or paid any cash dividends on its shares of Class A or Class B Common Stock or any other of its securities. The current policy of Integrity's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of Integrity's business, and, therefore, the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. In addition, Integrity's ability to pay dividends is limited by its existing credit agreement and may be limited in the future by the terms of then-existing credit facilities. See Note 6 to the financial statements.

         The Company's Class A Common Stock was listed on The Nasdaq SmallCap Market effective October 2, 1998. Prior to that time, the Company's Class A Common Stock was listed on The Nasdaq National Market.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical balance sheet and statement of operations presented below for each of the five years in the period ended December 31, 2000 have been derived from the Company's audited consolidated financial statements.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                              Year Ended December 31
                                                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS                           2000              1999              1998              1997              1996
                                                --------          --------          --------          --------          --------
Net sales                                       $ 51,819          $ 45,326          $ 38,847          $ 34,954          $ 31,975
Cost of sales                                     27,072            22,268            18,254            15,427            14,981
                                                --------          --------          --------          --------          --------
Gross profit                                      24,747            23,058            20,593            19,527            16,994
Marketing and fulfillment expenses                10,496            10,404             9,023             9,450            10,711
General and administrative
   Expenses                                       10,698             9,751             8,557             7,796             7,545
Loss on impairment of long-lived assets
                                                       0                 0                 0                 0             1,200
                                                --------          --------          --------          --------          --------
Income (loss) from operations                      3,553             2,903             3,013             2,281            (2,462)
Interest expense (net)                               932             1,292             1,529             1,790             1,804
Other (income) expense                               137              (352)                0                 3              (153)
                                                --------          --------          --------          --------          --------
Income (loss) before extraordinary
   item, minority interest and taxes               2,484             1,963             1,484               488            (4,113)
Income tax (expense) benefit                        (600)             (481)              467                70               654
Minority interest, net of tax                       (188)              (55)             (200)              (37)                0
                                                --------          --------          --------          --------          --------
Income (loss) before extraordinary
   Item                                            1,696             1,427             1,751               521            (3,459)
Extraordinary item from early
   extinguishment of debt less
   applicable taxes of $47                             0                 0                 0                 0              (248)
                                                --------          --------          --------          --------          --------
Net income (loss)                               $  1,696          $  1,427          $  1,751          $    521          $ (3,707)
                                                ========          ========          ========          ========          ========
Basic EPS

Income (loss) before extraordinary
   Item                                         $   0.30          $   0.26          $   0.32          $   0.09          $  (0.63)
Extraordinary item                                     0                 0                 0                 0             (0.04)
                                                --------          --------          --------          --------          --------
Net income (loss)                               $   0.30          $   0.26          $   0.32          $   0.09          $  (0.67)
                                                ========          ========          ========          ========          ========
Diluted EPS

Income (loss) before extraordinary
   Item                                         $   0.28          $   0.24          $   0.30          $   0.09          $  (0.63)
Extraordinary item                                     0                 0                 0                 0             (0.04)
                                                --------          --------          --------          --------          --------
Net income                                      $   0.28          $   0.24          $   0.30          $   0.09          $  (0.67)
                                                ========          ========          ========          ========          ========
Weighted average number of
   shares outstanding
       Basic                                       5,615             5,579             5,514             5,514             5,514
       Diluted                                     6,058             6,032             5,805             5,514             5,514

                                                                               As of December 31
                                                                                 (in thousands)
BALANCE SHEET DATA                                2000              1999              1998              1997              1996
                                                --------          --------          --------          --------          --------
Net working capital                             $  5,787          $  8,179          $  9,536          $  8,831          $ 10,467
Total assets                                      27,232            29,341            31,377            30,775            31,058
Total bank debt(1)                                 4,034             8,705            12,968            15,117            18,304
Stockholders' equity                              15,956            14,289            12,758            11,076            10,487

(1) Includes discount of $403 at December 31, 2000, $649 at December 31, 1999, $832 at December 31, 1998, $1,064 at December 31, 1997 and $1,296 at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

         During February 2001, management determined that certain adjustments were necessary to the prior year's financial statements. See Footnote 2 of the Notes to the Consolidated Financial Statements for a detailed explanation and discussion of the impact of these adjustments. As a result of these adjustments, the Company has revised the financial statements for the years ended December 31, 1997, 1998, 1999, and interim periods of 2000 and 1999.

OVERVIEW

         The Company is a media-communications company that chiefly produces, publishes and distributes Christian music. It is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. The Company's recorded music products fall into two broad categories: concept products and artist products. Concept products are centered on a specific theme, such as praise and worship, and artist products are those in which the artist is the focal point. Some of the Company's concept product lines are Hosanna! Music(R), Urban Praise(R), FairHope Records(R) and Just-For-Kids(R). The Company has several artists under contract, including leaders in Christian music such as Don Moen, Ron Kenoly, Paul Wilbur, Tommy Walker, Gary Oliver, Darrell Evans and Paul Baloche. In addition to audio recordings, Integrity produces Christian music video and DVD products, printed music such as songbooks and sheet music and software. The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct to Consumers, International and Other channels. The Retail channel primarily represents sales to Christian bookstores through Word Distribution, special event sales, sales of choral products and to the general market through Sony. Direct to Consumers primarily represents sales from direct mail programs but also includes Internet sales, television sales and sales of print products directly to churches, including sales of the Celebration Hymnal through a joint venture controlled by the Company. The International channel represents an international distribution network that reaches markets in 161 countries. All transactions with foreign entities, whether they are shipped from the United States or one of the Company's three subsidiaries in Singapore, the United Kingdom and Australia are reported in the segment. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Other segment includes copyright revenue and other distribution sales.

         The following historical analysis shows the percentage of sales by segment:

                             2000            1999            1998
                            ------          ------          ------
Direct to Consumer           30.9%           27.8%           30.6%
Retail Markets               50.1%           49.2%           41.8%
International                14.5%           16.0%           16.5%
Other                         4.5%            7.0%           11.1%

         The Direct to Consumer segment, as a percent of total sales, increased largely due to the sales to Time Life for the Songs 4 Worship continuity program. As a result, the International and Other segments decreased as a percent of total sales, although International net sales increased slightly for the year as compared to 1999.

         The Company's operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses, seasonality and changes in sales and product mixes.

RESULTS OF OPERATIONS

         The following table sets forth consolidated operating results expressed as a percentage of net sales for the periods indicated and the percentage change in such operating results between periods.

                                                        Percentage of Net Sales
                                                        Year Ended December 31
                                                 2000             1999             1998
                                                ------           ------           ------
         Net Sales                              100.0%           100.0%           100.0%
         Cost of Sales                           52.2%            49.1%            47.0%
         Gross Profit                            47.8%            50.9%            53.0%
         Marketing and Fulfillment
         Expenses                                20.3%            23.0%            23.2%
         General and Administrative
         Expenses                                20.6%            21.5%            22.0%
         Income from operations before
         taxes and minority interest              4.8%             4.3%             3.8%

THE YEAR ENDED DECEMBER 31, 2000 ("2000") COMPARED TO THE YEAR ENDED DECEMBER 31, 1999 ("1999")

         Net sales increased 14.3% to $51.8 million in 2000 from $45.3 million in 1999. The increases were mainly attributable to increases in the Direct to Consumer and Retail Market segments. Major new releases in 2000 included WoW Worship Orange and Songs 4 Worship "Shout To the Lord". In 2000, new products accounted for 2.7 million units, or 42.3% of the total units sold. The new products released in 2000 featured several of Integrity's best-selling artists such as Don Moen, Paul Wilbur, Lincoln Brewster and Gary Oliver, as well as new Integrity artist Tommy Walker. Three of the best selling albums of the year were WoW Worship Blue, WoW Worship Orange and Songs 4 Worship "Shout To The Lord". All three of the albums are compilations of the "best" praise and worship songs. The WoW albums were created in partnership with two other Christian praise and worship song providers. WoW Orange (released in 2000) and WoW Blue (released in
1999) continue to have a very strong market presence. Songs 4 Worship is a continuity series of praise and worship compilations developed in partnership with Time Life Music. The Songs 4 Worship continuity series, released in the fourth quarter of 2000, according to Time Life "generated the strongest initial response for a music product launch in Time Life Music's history." In the first 90 days of release, over 500,000 consumers joined Time Life's continuity series. Due to the success of the Songs 4 Worship series and the WoW albums, substantial progress was made in 2000 in broadening the overall market for Praise and Worship Music. As the leader in this genre, Integrity should benefit from this increased exposure. Due primarily to the success of Time Life's Songs 4 Worship continuity program, sales in the Direct to Consumer segment increased 27.2% to $16.0 million in 2000 from $12.6 million in 1999. Due to the success of the WoW Worship albums, sales in the Retail segment increased 16.5% to $26.0 million in 2000 from $22.3 million in 1999. Total WoW sales were $7.5 million in 2000 as compared to $3.8 million in 1999. Revenues in the International segment increased 3.8% to $7.5 million in 2000 from $7.2 million in 1999 due primarily to increases in the Latin America division. Other international divisions and subsidiaries were impacted negatively by changes in foreign exchange rates and increased local competitive pressures. Management expects these competitive pressures to continue in many of its foreign markets in 2001. Revenues in the Other segment increased 8.9% to $7.3 million in 2000 from $6.7 million in 1999 due primarily to additional copyright royalties generated from the increase in product sales and third party use. Bad debts and returns were $4.8 million in 2000 and $5.1 million in 1999.

         Gross profit increased 7.3% to $24.7 million in 2000 from $23.1 million in 1999 due primarily to the increases in revenue discussed previously. Gross profit as a percentage of sales was 47.8% and 50.9% for the years ended December 31, 2000 and 1999, respectively. The decrease in gross profit as a percentage of sales was primarily due to increased sales of the WoW albums and the Songs 4 Worship continuity which have lower margins. The gross profit percentage in the Direct to Consumer segment declined to 47.5% in 2000 from 53.3% in 1999. The decline is attributable to Songs 4 Worship sales whose gross margins are lower as the Company sells the product to Time Life at a wholesale price. The gross profit percentage in the Retail segment declined to 45.2% in 2000 from 48.6% in 1999 due primarily to the increased sales of the WoW albums. Because the WoW albums were created in partnership with two other record companies, the Company's margin is lower due to higher royalties. The gross profit percentage in the International segment declined slightly to 58.0% in 2000 from 58.6% in 1999. Additionally, reductions in the carrying value of product masters as a result of management's periodic estimates of the eventual recoupment of production costs increased to $894,000 for the year ended December 31, 2000 as compared to $640,000 for the year ended December 31, 1999. These amounts are included in cost of sales, but are not specifically allocated to the segments.

         The Company's gross margins are generally higher in the Direct to Consumer segment where sales are generally at retail value. However, the Songs 4 Worship release is sold to Time Life at a wholesale value and significantly lowers the gross margin for this segment. The retail segment's gross margin is impacted by the sales mix of distributed and artists products, which generally have lower gross margins than concept products. Sales of concept products made up 62% and 78% of the retail segment's sales in 2000 and 1999, respectively. Management expects the trend towards more artists products to continue in 2001. Management expects consolidated gross margins in 2001 to be consistent with 2000 results.

         The following table shows the gross margin by operating segment:

                                        Year Ended December 31
                                        2000             1999
        Gross margin
        Retail                          45.2%            48.6%
        Direct to Consumer              47.5%            53.3%
        International                   58.0%            58.6%
        Other                           18.4%            20.5%
        Consolidated                    47.8%            50.9%

         Operating profit in the Direct to Consumer segment increased 106% to $3.0 million in 2000 from $1.5 million in 1999, due to Songs 4 Worship sales mentioned earlier and due to lower marketing and fulfillment costs in 2000 versus 1999 in this segment. Though the Songs 4 Worship sales to Time Life had a negative impact to Direct to Consumer's gross margin as a percentage of sales, the Company bears no marketing and fulfillment expenses related to this revenue. Operating profit in the Retail segment increased 2.2% to $4.4 million in 2000 from $4.3 million in 1999. Though retail gross margins rose $0.9 million in 2000 compared to 1999, most of this benefit was offset by increases in retail marketing and fulfillment expenses resulting from the higher level of sales. As a percentage of sales, marketing and fulfillment expenses in the retail segment declined to 24.5% in 2000 from 25.5% in 1999. Operating profit in the International segment decreased 9.8% to $1.7 million in 2000 from $1.8 million in 1999. The net decrease is a result of a slight increase in International's gross margin offset by larger increases in applicable general and administrative expenses in 2000 compared to 1999. The increase in the International segment's general and administrative expenses for 2000 is due to additional expenditures for market development and personnel additions. The Operating profit in the Other segment decreased $638,000, or 59.6%, due to increases in marketing and fulfillment expenses not charged to specific segments and due to amount charged to expense for record masters that do not appear to be fully recoverable.

         Marketing and fulfillment expenses increased 0.9% to $10.5 million in 2000 from $10.4 million in 1999. As a percentage of sales, however, marketing and fulfillment expenses decreased to 20.3% in 2000 from 23.0% in 1999. The Company negotiated a reduction in its fulfillment rate that was effective for 2000. The aggregate dollar amount of marketing and fulfillment expenses increased as a result of higher fulfillment expenses due to higher volumes in the Retail segment. These higher volumes were offset partially by the benefit of a reduction in the fulfillment services rate being charged. Also offsetting the increase were lower marketing costs due to fewer direct mail campaigns in the Direct to Consumer segment. The primary reason for the decline as a percent of sales is that Songs 4 Worship sales in the Direct to Consumer segment bear no marketing or fulfillment expenses when the Company sells directly to Time Life.

         General and administrative expenses increased 9.7% to $10.7 million in 2000 from $9.8 million in 1999. The increase was due to several new positions, company wide cost of living increases and certain professional fees. Also included in these amounts is approximately $0.3 million from the International segment. The additional personnel were needed to support the anticipated growth of the Company.

         As a result of the above, income from operations increased 22.4% to $3.6 million in 2000 from $2.9 million in 1999. As a percentage of sales, operating income increased to 6.9% in 2000 from 6.4% in 1999.

         Interest expense decreased to $0.9 million in 2000 from $1.3 million in 1999. The decrease was a result of lower average indebtedness in 2000. Other income in 1999 included a favorable insurance settlement of $300,000.

         The Company recorded a net expense for income taxes during 2000 of approximately $600,000 compared to $481,000 in 1999. During 2000, the Company's effective tax rate was 24.1%, which reflected the benefit of certain foreign and AMT (alternative minimum tax) tax credits. The effective rate in 1999 was 24.5%, which reflected the benefit of a $180,000 reduction in the valuation allowance against deferred taxes.

THE YEAR ENDED DECEMBER 31, 1999 ("1999") COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("1998")

         Net sales increased 16.7% to $45.3 million in 1999 from $38.8 million in 1998, mainly attributable to a 37.2% increase in the retail segment to $22.3 million in 1999 from $16.2 million in 1998. Unit sales increased by 6% to 7.1 million in 1999 from 6.7 million in 1998 due to 63 major releases, including WoW Worship and Shout To The Lord 2000, and strong product catalog sales from prior releases such as Shout To The Lord and Jerusalem Arise. In 1999, new products accounted for 2.4 million units, or 33.8% of the total units sold. The new products offered were from existing product lines as well as new product lines featuring several of Integrity's best-selling artists, such as Don Moen, Ron Kenoly and Paul Wilbur. One of our best selling albums for the year was WoW Worship, a collection of the best selling praise and worship songs, created in partnership with Maranatha! and Vineyard. Total WoW sales were $3.8 million in 1999 as compared to $0 million in 1998. Sales in the direct to consumer segment increased 5.8% to $12.6 million, compared to $11.9 million in 1998 due to increased sales of Integrity Notes, a greeting card continuity club. Direct to consumer sales were negatively impacted by approximately $0.2 million during the year due to adjustments to correct an inadvertent overstatement of shipping and handling revenue related to system modifications carried out in 1998. This situation, which affected only one portion of the Company's direct to consumer segment, had no impact on customers, has been rectified, and had an immaterial impact on all prior periods. Revenues from the international segment increased 13.2% to $7.2 million from $6.4 million in 1998, mainly due to strong increases in Australia and the U.K. However, because of the 37.2% increase in the retail segment, international sales as a percent of total sales decreased to 16.0% from 16.5% in 1998. Sales from the Other segment increased from $6.5 million to $6.7 million due largely to increases in copyright revenues, which increased from $6.0 million in 1998 to $6.6 million in 1999. Bad debts and returns were $5.1 million in 1999 as compared to $4.9 million in 1998.

         Gross profit increased 12.0% to $23.1 million in 1999 from $20.6 million in 1998 due primarily to revenue increases discussed above. Gross profit as a percentage of sales was 50.9% and 53.0% for the years ended December 31, 1999 and 1998, respectively. The decrease in gross profit as a percentage of sales was primarily the result of the sales mix including a higher portion of distributed and artist products, which have lower gross margin percentages, than the comparable period in 1998. The gross margin percentages in the retail segment were negatively impacted with the sales of WoW Worship. Although the album has generated significant revenues, it was created in partnership with two other record companies, and, as a result, the Company's margin percentage is significantly lower due to higher royalties. Gross profit in the direct to consumer segment was negatively impacted by approximately $200,000 as a result of the billing adjustments discussed above. Management expects that the sales mix is likely to continue to focus in the retail segment, which may keep gross margin percentages lower than in previous years. Reductions in the carrying value of product masters as a result of management's periodic estimates of the eventual recoupment of production costs aggregated $640,000 and $700,000 for the years ended December 31, 1999 and 1998, respectively. Such amounts are included in cost of sales, but are not specifically allocated to the segments.

         Operating profit in the retail segment grew 27.0% to $4.3 million during 1999 from $3.4 million due to the revenue increases discussed above, resulting from several major product releases during the year, including the WoW Worship and Shout To The Lord 2000. Operating costs related to the retail segment, principally fulfillment expenses, were consistent with the increase in sales. The lower gross margin in the retail segment discussed above also contributed to the results for the segment. Operating profit from the direct to consumer segment decreased 44.3% to $1.5 million during 1999 from $2.6 million as a result of the $200,000 billing adjustment discussed above and increased direct marketing costs associated with new continuity products. Operating profit in the international segment grew 27.9% to $1.8 million during 1999 from $1.4 million due to continued steady growth in sales (13%). Operating profit in the Other segment decreased $459,000 due to higher royalties and additional masters amortization.

         Marketing and fulfillment expenses increased 15.3% to $10.4 million or 23.0% of net sales in 1999 as compared with $9.0 million or 23.2% of net sales in 1998. This increase was primarily associated with higher sales levels.

         General and administrative expenses increased 14.0% to $9.8 million or 21.5% of net sales in 1999, compared to $8.6 million or 22.0% of net sales in 1998. The increase in expenses was mainly attributable to increases in personnel costs required to support the growth in the business including the addition of new positions arising from the Company's expansion both internationally and in new distribution channels.

         As a result of the above, income from operations was $2.9 million or 6.4% of net sales in 1999, compared with $3.0 million or 7.8% of net sales in 1998.

         Interest expense decreased to $1.3 million in 1999 compared with $1.5 million in 1998. The decrease was a result of lower average indebtedness in 1999. Other income in 1999 also includes a favorable insurance settlement of $300,000.

         The Company recorded a net expense for income taxes during 1999 of approximately $481,000 which included a $180,000 benefit for a reduction in the valuation allowance against deferred tax assets. During 1998, the Company recorded a net benefit from income taxes of approximately $467,000 primarily as a result of a $785,000 reduction in the valuation allowance against deferred tax assets. The reductions in the valuation allowance were the result of management's revised expectations relative to the ability to generate future taxable income. In fact, during 1999, the Company utilized substantially all of the deferred tax assets associated with net operating loss carry-forwards, tax credits and other carry-forward attributes. There was no valuation allowance remaining at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. It is from these product masters that the Company's products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ended December 31, 2001 and beyond.

         Cash generated from operations totaled $8.9 million, $8.2 million and $7.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increases from 1999 to 2000 and 1998 to 1999 resulted primarily from improved operating results.

         Investing activities used $3.9 million, $3.1 million and $4.7 million of cash in 2000, 1999 and 1998, respectively. Capital expenditures totaled $0.8 million, $0.7 million and $0.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, capital expenditures were primarily for computer equipment and general improvements on the Company's corporate headquarters. The Company also invested $4.1 million, $3.4 million and $4.2 million in new product masters during 2000, 1999 and 1998, respectively. The Company expects its investments in capital expenditures and product masters during 2001 to remain relatively consistent with 2000 levels.

         During the fourth quarter of 1999, the Company sold its Animation Video masters at book value for $2 million. The Company received payment of $1 million during fourth quarter 1999, with the remaining $1 million received during 2000 in four equal installments of $250,000. The proceeds have been used to reduce the Company's debt position.

         The Company's $19 million financing agreement includes a $6 million revolving credit facility and $13 million term loan. At the Company's option, and as of September 1, 2000, the loan carries an interest rate of the bank's base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank's base rate plus 1 1/2% or LIBOR plus 3%. The lender holds 818,897 warrants with an exercise price of $1.875 that are exercisable into the Company's Class A common stock and expire in 2006. During the years ended December 31, 2000, 1999 and 1998, the Company made net payments of $4.9 million, $4.4 million and $2.1 million, respectively, under such agreements. At December 31, 2000, the Company had available borrowings of $4.1 million under such agreements. The Company's minimum payments due in 2001 related to its borrowings are $2.2 million, however, the Company may elect to make additional payments. Also during 2000, the Company paid $400,000 as a distribution to the Hymnal joint venture partner. As discussed in

Note 2, during the fourth quarter of 2000, adjustments were made to prior periods and prior year financial statements. In light of these adjustments, all loan covenants for prior periods were reviewed and the Company found that certain covenants were violated. The Company has received waivers for those violations and is currently in compliance with all debt covenants at December 31, 2000. Management has been in discussions with several banking institutions interested in refinancing its credit facilities and providing expanded credit facilities during 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation, and disclosure of revenue in the financial statements. Adoption of SAB No. 101, as amended by SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," was effective for the fourth quarter of 2000. The Company's adoption of this SAB did not materially affect the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000,requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The January 1, 2001 adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations. The Company does not enter into any derivative or related instruments, and the Company does not engage in any hedging activities related to foreign currency transactions.

         In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which requires amounts charged to customers for shipping and handling to be classified as revenue. In addition, the Issue established that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If shipping and handling costs are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. This Issue is applicable no later than the fourth quarter of fiscal years beginning after December 15,1999. The Company's current accounting policies conform with this new guidance.

         In November 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts" that addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. This Issue is applicable no later than in annual financial statements for fiscal years beginning after December 15, 1999, or financial statements for the first quarter beginning after March 15, 2001,whichever is later. The Company believes that adoption of this Issue will not have a material impact on the Company's results of operations, financial position, or cash flows.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an Interpretation of Accounting Principles Board ("APB") Opinion No. 25. This interpretation was intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25 in October 1972. It specifically answers certain questions and provides guidance on the implementation of APB Opinion No. 25. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations.

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

YEAR 2000 COMPLIANCE

         Due to its remediation efforts, the Company has not experienced any disruptions in its business because of Year 2000 related computer issues, including leap year related failures. Further, the Company has not experienced any disruptions in its business because of disruptions related to these issues experienced by its suppliers, distributors, contractors or other service providers.

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

COMPETITION FROM INTERNET RETAILERS AND "NAPSTER-STYLE COMPANIES" MAY IMPAIR OUR ABILITY TO SELL OUR PRODUCTS

         The emergence of Internet, peer-to-peer, and MP3 technology, as well as file-sharing services like Napster, has facilitated the free distribution of music over the Internet and may hinder our ability to sell our products through traditional retail outlets. File-sharing technology permits the sharing of high quality music without payment to performers, songwriters and music producers. The impact this technology will have on the music industry in general and on Integrity in particular is not certain.

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

WE DEPEND ON OUR SENIOR EXECUTIVES WHO HAVE EXPERIENCE UNIQUE TO OUR INDUSTRY

         Our success has been largely dependent on the skills, experience and efforts of our senior management. Although we have employment agreements with some of our senior executives, they could still choose to leave the Company at any time. If they did we would have significant difficulty replacing them with individuals who had an equal level of experience in the Christian products market. This could affect our daily operations, creative development and ultimately our financial performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. As of September 1, 2000, the Company pays interest on borrowings at either the lender's base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank's base rate plus 1 1/2% or LIBOR plus 3%. If the interest rates on the Company's borrowings average 100 basis points more in 2001 than they did in 2000, the Company's interest expense would increase and income before income taxes would decrease by $68,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

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

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Proposal I - Election of Directors
- Certain Information Concerning Nominees", "Proposal I - Election of Directors
- Executive Officers of Integrity" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in Integrity's 2001 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the caption "Proposal I - Election of Directors
- Executive Compensation" in Integrity's 2001 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the proxy statement under the sections "Stockholder Return Comparison" or "Compensation Committee Report on Executive Compensation" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Proposal I - Election of Directors
- Beneficial Owners of More Than Five Percent of the Company's Common Stock; Shares Held by Directors and Executive Officers" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Proposal I - Election of Directors
- Certain Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                                               PAGE NO.
Report of Independent Accountants                                                                    19
Consolidated Balance Sheets at December 31, 2000 and 1999                                            20
Consolidated Statement of Operations for the three years ended December 31, 2000                     21
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December
31, 2000                                                                                             22
Consolidated Statement of Cash Flows for the three years ended December 31, 2000                     23
Notes to Consolidated Financial Statements                                                           24

          2.  FINANCIAL STATEMENT SCHEDULES:

II - Valuation and Qualifying Accounts for the three years ended December 31,
2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Integrity Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 18, after the restatement described in
Note 2, present fairly, in all material respects, the financial position of Integrity Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 18 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP


Atlanta, GA
February 28, 2001

INTEGRITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                            December 31,
                                                                                                       2000               1999
                                                                                                     --------           --------
ASSETS
Current Assets
   Cash                                                                                              $    801           $  1,067
   Trade receivables, less allowance for returns and doubtful accounts of $1,241 and $1,108             5,929              6,246
   Other receivables                                                                                      561              1,681
   Inventories                                                                                          3,961              4,104
   Other current assets                                                                                 3,212              2,456
                                                                                                     --------           --------
      Total current assets                                                                             14,464             15,554

Property and equipment, net of accumulated depreciation of $4,519 and $3,956                            3,950              3,664
Product masters, net of accumulated amortization of $16,604 and $11,649                                 5,626              6,967
Other assets                                                                                            3,192              3,156
                                                                                                     --------           --------
      Total assets                                                                                   $ 27,232           $ 29,341
                                                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                                 $  2,188           $  1,937
   Accounts payable and accrued expenses                                                                3,090              3,108
   Royalties payable                                                                                    2,920              1,104
   Other current liabilities                                                                              479              1,226
                                                                                                     --------           --------
      Total current liabilities                                                                         8,677              7,375

Long-term debt                                                                                          1,846              6,768
Other long-term liabilities                                                                                 7                 52
                                                                                                     --------           --------
      Total liabilities                                                                                10,530             14,195
                                                                                                     --------           --------

Commitments and contingencies                                                                               0                  0

Minority interest                                                                                         746                857
                                                                                                     --------           --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding                  0                  0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
2,184,000 and 2,179,000 shares issued and outstanding                                                      22                 22
   Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,435,000 shares
issued and outstanding                                                                                     34                 34
   Additional paid-in capital                                                                          13,857             13,847
   Unearned compensation                                                                                 (272)              (327)
   Retained earnings                                                                                    2,450                754
   Equity adjustments from foreign translation                                                           (135)               (41)
                                                                                                     --------           --------
      Total stockholders' equity                                                                       15,956             14,289
                                                                                                     --------           --------
         Total liabilities and stockholders' equity                                                  $ 27,232           $ 29,341
                                                                                                     ========           ========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            Year Ended December 31,
                                                                  2000               1999               1998
                                                                --------           --------           --------

Net sales                                                       $ 51,819           $ 45,326           $ 38,847
Cost of sales                                                     27,072             22,268             18,254
                                                                --------           --------           --------
Gross profit                                                      24,747             23,058             20,593

Marketing and fulfillment expenses                                10,496             10,404              9,023
General and administrative expenses                               10,698              9,751              8,557
                                                                --------           --------           --------
   Income from operations                                          3,553              2,903              3,013

Other expenses (income)
   Interest expense, net                                             932              1,292              1,529
   Other expenses (income)                                           137               (352)                 0
                                                                --------           --------           --------
   Income before minority interest and taxes                       2,484              1,963              1,484
(Provision for) benefit from income taxes                           (600)              (481)               467
Minority interest, net of applicable taxes                          (188)               (55)              (200)
                                                                --------           --------           --------
Net income                                                      $  1,696           $  1,427           $  1,751
                                                                ========           ========           ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                             (94)                12                (69)
                                                                --------           --------           --------
Comprehensive income                                            $  1,602           $  1,439           $  1,682
                                                                ========           ========           ========

Net income per share - Basic                                    $   0.30           $   0.26           $   0.32
                                                                ========           ========           ========

Net income per share - Diluted                                  $   0.28           $   0.24           $   0.30
                                                                ========           ========           ========
Weighted average number of shares outstanding (note 1)
   Basic                                                           5,615              5,579              5,514
   Diluted                                                         6,058              6,032              5,805

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             INTEGRITY INCORPORATED
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                      (Accum.    Equity Adj.
                                           Class A                Class B       Unearned  Additional  Deficit)      From
                                         Common Stock           Common Stock     Compen-    Paid-in   Retained     Trans-
                                        Shares   Amount       Shares    Amount   sation    Capital    Earnings    lations    Total
                                      ---------  -------    ---------  ------   --------  ----------  --------   ---------- -------

Balance, December 31, 1997            2,079,000  $    21    3,435,000    $34               $13,428    $(2,424)   $  16      $11,075
  Net income                                                                                            1,751                 1,751
  Translation adjustments                                                                                          (69)         (69)
                                      ---------  -------    ---------    ---    -----      -------    -------    -----      -------
Balance, December 31, 1998            2,079,000       21    3,435,000     34                13,428       (673)     (53)      12,757
  Net income                                                                                            1,427                 1,427
  Issuance of restricted stock          100,000        1                         (375)         374                                0
  Issuance of warrants                                                                          45                               45
  Amortization of restricted stock                                                 48                                            48
award
  Translation adjustments                                                                                           12           12
                                      ---------  -------    ---------    ---    -----      -------    -------    -----      -------
Balance, December 31, 1999            2,179,000       22    3,435,000     34     (327)      13,847        754      (41)      14,289
  Net income                                                                                            1,696                 1,696
  Issuance of common stock
  upon exercise of options                5,000        0                                        10                               10
  Amortization of restricted
  stock award                                                                      55                                            55
  Translation adjustments                                                                                          (94)         (94)
                                      ---------  -------    ---------    ---    -----      -------    -------    -----      -------
Balance, December 31, 2000            2,184,000  $    22    3,435,000    $34    $(272)     $13,857    $ 2,450    $(135)     $15,956
                                      =========  =======    =========    ===    =====      =======    =======    =====      =======

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         Year Ended December 31,
                                                                             2000                   1999                    1998
                                                                           -------                 -------                 -------

Cash flows from operating activities
Net income                                                                 $ 1,696                 $ 1,427                 $ 1,751
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                             1,034                   1,019                   1,202
   Amortization of product masters                                           5,397                   3,500                   3,787
   Minority interest                                                           188                      55                     200
   Stock compensation                                                           55                      48                       0
   Deferred income tax (benefit) provision                                    (390)                    420                    (527)
   Changes in operating assets and liabilities
       Trade receivables                                                       317                  (1,170)                   (817)
       Other receivables                                                       120                     956                     396
       Inventories                                                             143                      22                   1,177
       Other assets                                                           (528)                    838                    (510)
       Accounts payable, royalties payable and
       accrued expenses                                                      1,799                     690                     265
       Other current and non current liabilities                              (886)                    352                     377
       Other                                                                     0                      12                       0
                                                                           -------                 -------                 -------
Net cash provided by operating activities                                    8,945                   8,169                   7,298
                                                                           -------                 -------                 -------
Cash flows from investing activities
   Purchases of property and equipment                                        (849)                   (716)                   (463)
   Payments for product masters                                             (4,056)                 (3,417)                 (4,220)
   Proceeds from sale of product masters                                     1,000                   1,000                       0
                                                                           -------                 -------                 -------
Net cash used in investing activities                                       (3,905)                 (3,133)                 (4,683)
                                                                           -------                 -------                 -------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit                         (2,290)                   (975)                    169
   Distributions to joint venture partner                                     (400)                   (510)                      0
   Proceeds from exercise of common stock options                               10                       0                       0
   Principal payments of long-term debt                                     (2,626)                 (3,473)                 (2,318)
                                                                           -------                 -------                 -------
      Net cash used in financing activities                                 (5,306)                 (4,958)                 (2,149)
                                                                           -------                 -------                 -------
Net (decrease) increase in cash                                               (266)                     78                     466
Cash, beginning of year                                                    $ 1,067                     989                     523
                                                                           -------                 -------                 -------
Cash, end of year                                                          $   801                 $ 1,067                 $   989
                                                                           =======                 =======                 =======
Supplemental disclosures of cash flow information
   Interest paid                                                           $   913                 $ 1,173                 $ 1,355
   Income taxes paid                                                       $ 1,188                 $    15                 $     0
Noncash investing activities
   Sale of product masters for note receivable                             $     0                 $ 1,000                 $     0
   Issuance of warrants in connection with debt                                                    $    45

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

REVENUE RECOGNITION

         Revenue is recognized at the time title passes to the customer. Provision for sales returns and allowances are made in the period in which the related products are shipped based on estimates derived from historical data. The allowance represents the gross sales price and is recorded in the period in which the related products are shipped. The returns allowance is presented, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements. Generally, revenue earned from licensing the use of songs in the Company's song catalogs is recognized as payments are received from licensees.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $814,000 and $525,000 at December 31, 2000 and 1999, respectively. Marketing costs expensed for the three years ended December 31, 2000, 1999 and 1998 approximated $4,628,000, $4,609,000 and
$4,455,000, respectively.

FULFILLMENT COSTS

         Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company's product for the retail segment. Distribution fees represented approximately 58.3% of total fulfillment expense for the year ended December 31,

2000. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices and cash processing.

         Additionally, in the Direct to Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $1.3 million for the year ended December 31, 2000, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The useful lives of buildings are 14 to 25 years; leasehold improvements, 2 years, which is the life of the related lease; data processing equipment, 5 years; studio equipment, 5 years; and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs that do not increase the useful lives of the assets are charged to expense as incurred. Additions, improvements and expenditures that significantly add to the productivity or extend the life of an asset are capitalized. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

PRODUCT MASTERS

         Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. Management periodically reviews the product masters amortization rates and adjusts the amortization rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. Measurement of an impairment loss for long-lived assets would be based on the fair value of the asset.

ADVANCE ROYALTIES AND ROYALTIES PAYABLE

         Royalties earned by publishers, producers, songwriters, or other artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized if the past performance and current popularity of the artist to whom the advance is made demonstrates such amounts will be recoverable from future royalties to be earned by the artist. Such capitalized amounts are included as a component of product masters in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of capitalized advance royalties aggregated $370,000 and $562,000 at December 31, 2000 and 1999, respectively. Royalties payable are reduced for the estimated royalties that will not be paid due to product returns and bad debts.

INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Management includes the consideration of future events to assess the likelihood that the tax benefits will be realized in the future.

STOCK-BASED COMPENSATION PLANS

         The Company has elected to account for its stock-based compensation plans under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) with the associated disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) in Note 11. SFAS No. 123 requires that companies that elect to not account for stock-based compensation as prescribed by that statement shall disclose among other things, pro forma effects on net income and net income per share as if SFAS No. 123 had been adopted. Under APB No. 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

EARNINGS PER COMMON SHARE

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

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires entities to report comprehensive income which represents the change in equity during a period from non-owner sources and requires financial statement presentation with the same prominence as net income. The Company's components of comprehensive income relate solely to foreign currency translation adjustments and are presented in the accompanying consolidated statement of operations.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       REVISIONS TO THE CONSOLIDATED FINANCIAL STATEMENTS

         During February 2001, management determined that certain adjustments were necessary to the prior year financial statements. At Celebration Hymnal, the Company's joint venture in which the Company holds a controlling interest, management determined that an inventory adjustment was required due to the incorrect costing of certain inventory items during 1998 and 1999. As a result of this matter, cost of sales had been understated while the ending inventory balances had been overstated during 1998 and 1999. An accounts receivable and sales adjustment was also necessary at this joint venture to correct a clerical oversight that was originally recorded in the fourth quarter of 1999, which had increased sales and accounts receivable.

         In accordance with its contracts, and consistent with industry practice, the Company withholds a percentage of royalties due to artists, producers, and songwriters in anticipation of future product returns. Management has also determined that its previous reporting did not appropriately reflect a liability for the future payment of these royalty "hold-backs". Accordingly, the revisions to the previously reported amounts include adjustments to correct the timing of the recognition of these liabilities.

         None of these adjustments have impacted the Company's reported cash flows from operations. The Company has also amended all its Form 10-Q's in 2000 to reflect the matters discussed above.

         The impact of the revisions to the annual periods is presented below:


                                           As of and for the year ended              As of and for the year ended
                                                     December 31                             December 31
                                             1999                1999                 1998                 1998
                                           -------              -------              -------              -------
                                        As previously         As revised          As previously          As revised
                                          reported                                  reported
Statement of Operations Data:
Net Sales                                  $45,571              $45,326              $38,847              $38,847
Gross Profit                               $23,635              $23,058              $20,862              $20,593
Income From Operations                     $ 3,480              $ 2,903              $ 3,282              $ 3,013
Net Income                                 $ 1,664              $ 1,427              $ 1,854              $ 1,751
Net Income Per Share
Basic                                      $  0.30              $  0.26              $  0.34              $  0.32
Fully Diluted                              $  0.28              $  0.24              $  0.32              $  0.30

Balance Sheet Data:
Accounts Receivable                        $ 6,329              $ 6,246              $ 4,913              $ 5,075
Inventory                                  $ 4,754              $ 4,104              $ 4,528              $ 4,126
Current Assets                             $16,287              $15,554              $15,898              $15,658
Royalties Payable                          $   774              $ 1,104              $   569              $   789
Current Liabilities                        $ 7,312              $ 7,375              $ 6,071              $ 6,122
Minority Interest                          $ 1,166              $   857              $ 1,384              $ 1,316
Total Stockholders' Equity                 $14,750              $14,289              $12,981              $12,758

         In connection with the items outlined above, the Company has also recorded a reduction of $121,000 to its retained earnings balance at January 1, 1998. This adjustment gives effect to the cumulative impact of the above noted matters on the 1997 financial statements.

3.       OTHER CURRENT ASSETS

Other current assets consist of the following:


                                               December 31
                                              (in thousands)
                                           2000            1999
                                           ----            ----
 Prepaid supplies                        $1,241          $1,571
 Prepaid marketing costs                    814             525
 Income tax receivable                      512               0
 Deferred tax assets                        102             124
 Other                                      543             236
                                         ------          ------
                                         $3,212          $2,456
                                         ======          ======

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of:


                                                                                 December 31
                                                                               (in thousands)
                                                                    2000                        1999
                                                                    ----                        ----
      Land                                                        $   625                     $   625
      Buildings and leasehold improvements                          2,837                       2,684

      Data processing and other equipment                           2,284                       1,846

      Studio equipment                                              1,083                       1,037
      Furniture and fixtures                                        1,640                       1,428
                                                                  -------                     -------
                                                                    8,469                       7,620
      Less - accumulated depreciation                              (4,519)                     (3,956)
                                                                  -------                     -------
                                                                  $ 3,950                     $ 3,664
                                                                  =======                     =======

         Depreciation expense approximated $563,000, $525,000 and $499,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.       OTHER ASSETS

Other assets consist of the following:


                                                                               December 31
                                                                              (in thousands)
                                                                     2000                       1999
                                                                     ----                       ----
      Music copyrights, net of accumulated
      amortization                                                 $1,665                      $1,840
      Deferred tax assets                                           1,004                         592
      Other                                                           523                         724
                                                                   ------                      ------
                                                                   $3,192                      $3,156
                                                                   ======                      ======

         The music copyrights are being amortized over their future estimated useful lives, which is approximately fifteen years. Accumulated amortization at December 31, 2000 and December 31, 1999 was approximately $969,000 and $794,000, respectively.

6.       DEBT

         The Company's $19 million credit agreement includes a $6 million revolving credit facility (the Revolver) and $13 million term loan (the Term
Loan) maturing on August 6, 2002. At the Company's option, and as of September 1, 2000, the credit agreement carries an interest rate of the bank's base rate plus 0.75% or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank's base rate plus 1 1/2% or LIBOR plus 3%. At December 31, 2000, the interest rate on the $874,000 outstanding under the Revolver was 8.78% and on the $3.6 million outstanding under the Term Loan was 8.62%. At December 31, 1999, the interest rate on the $3.1 million outstanding under the Revolver was 9.12% and on the $6.25 million outstanding under the Term Loan was 8.76%.

         At December 31, 2000, the Company had approximately $4.1 million of available funds under the Revolver.

         The Company, in conjunction with the 1996 financing, issued warrants to purchase 805,288 shares of Class A Common Stock. Each warrant entitles the record holder thereof to purchase one fully paid share of Class A Common Stock (for an aggregate of 805,288 shares) or one-fourth fully paid share of convertible preferred stock (for an aggregate of 201,322 shares) at the exercise price of $1.875. These warrants became exercisable on August 6, 1998. The warrants are subject to adjustment upon the issuance of additional shares of common stock by the Company. On the date of issuance, the warrants had an estimated fair value of $1.73 per share or $1,393,000, which is recorded as a discount to the Revolver and Term Loan. As a result of the issuance of shares of Class A Common Stock associated with certain restricted stock grants, the Company issued 13,609 additional warrants in 1999, which are immediately exercisable. The fair value of these warrants, approximately $45,000, was recorded as additional debt discount. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 5.5%, and an expected term of 6.5 years. The discount is being amortized to interest expense over the term of the facility. At December 31, 2000, the book value of the discount is $403,000 net of accumulated amortization of $1.0 million.

         The Revolver and Term Loan contain certain restrictive covenants with respect to the Company, including, among other things, maintenance of working capital, limitations on the payments of dividends, the incurrance of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company's assets are pledged as collateral for these loans. Due to the restatement described in Note 2, all loan covenants for prior periods were reviewed and the Company found that certain covenants were violated. The Company has received waivers for these violations and is currently in compliance with these debt covenants at December 31, 2000.

Aggregate principal maturities of long-term debt at December 31, 2000 are as follows:


                                                            Total
      Fiscal Year                                   (in thousands)
      -----------                                   --------------
         2001                                               $2,188
         2002                                                2,249
                                                            ------
                                                            $4,437
       Discount                                                403
                                                            ------
                                                            $4,034
                                                            ======

         At December 31, 2000, approximately $403,000, net of accumulated amortization of $1,033,000, of loan issuance costs are being amortized over the term of the debt agreements.

7.       INCOME TAXES

         The components of the provision for income taxes for the three years ended December 31, 2000 are as follows:


                                                             Year Ended December 31
                                                                 (in thousands)
                                               2000                    1999                    1998
                                              -----                   -----                   -----
Current provision
   Federal                                    $ 861                   $  55                   $  54
   State                                        129                       6                       6
                                              -----                   -----                   -----
                                                990                      61                      60
                                              -----                   -----                   -----
Deferred provision (benefit)
   Federal                                     (345)                    344                    (464)
   State                                        (45)                     76                     (63)
                                              -----                   -----                   -----
                                               (390)                    420                    (527)
                                              -----                   -----                   -----
Total provision (benefit)                     $ 600                   $ 481                   $(467)
                                              =====                   =====                   =====

         The provision (benefit) for income taxes differs from the amount computed by applying the U. S. federal income tax rate (34%) because of the effect of the following items:


                                                                              December 31
                                                                             (in thousands)
                                                            2000                    1999                    1998
                                                           -----                   -----                   -----

Income tax provision at statutory rates                    $ 845                   $ 667                   $ 504
State tax provision, net of federal taxes                     59                      34                      26
Nondeductible expenses                                        56                      15                      15
Foreign tax impacts                                         (260)                      0                     (40)
Other, net                                                  (100)                    (55)                   (187)
Change in valuation allowance                                  0                    (180)                   (785)
                                                           -----                   -----                   -----
Provision of (benefit) for income taxes
before extraordinary item                                  $ 600                   $ 481                   $(467)
                                                           =====                   =====                   =====

         Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):


                                                                            December 31
                                                                      2000               1999
                                                                    --------           --------
Deferred Assets
   Net operating loss carryforwards                                 $     16           $      0
   Reserves for returns and allowances, net                              194                 30
   Impairment of building and depreciation                               349                460
   Write down of product masters                                         265                137
   Hymnal income                                                         373                246
   Non compete agreement                                                 171                246
   Other                                                                  86                  0
                                                                    --------           --------
                                                                       1,454              1,119
                                                                    --------           --------

Deferred tax liabilities
   Prepaid marketing expenses                                           (263)              (217)
   Other                                                                 (85)              (186)
                                                                    --------           --------
                                                                        (348)              (403)
                                                                    --------           --------

Net deferred tax asset                                              $  1,106           $    716
Current portion                                                         (102)              (124)
                                                                    --------           --------
Long term portion                                                   $  1,004           $    592
                                                                    ========           ========

         Management believes that it is more likely than not that it will generate taxable income sufficient to realize the net deferred tax asset recorded at December 31, 2000. For the year ended December 31, 1999, the Company reduced its valuation allowance by $320,000 related to the utilization of previously established foreign tax credits as deductions rather than tax credits. As a result this portion of the prior year tax credits has been written off against the valuation allowance, which did not result in any impact to the results of operations. The Company reduced the remaining $180,000 valuation allowance to zero. Such reduction in the valuation allowance was the result of three consecutive years of profitability coupled with management's current projections that sufficient taxable income will realize the remaining deferred tax assets.

8.       EMPLOYEE BENEFITS

         The Company maintains a non-contributory defined contribution Profit Sharing Plan (the "Plan") covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined. The Company did not make contributions to the Plan during the year ended December 31, 2000 or 1998 as contributions are at the discretion of the Board of Directors. The Company contributed $91,000 to the Plan during the year ended December 31, 1999.

         The Company also provides a qualifying 401k Plan ("401k Plan") covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company's Board of Directors. The Company contributed approximately $124,000, $110,000 and $102,000 during the years ended December 31, 2000, 1999 and 1998, respectively. The Board of Directors amended the 401(k) Plan in 1997 to include qualified non-elective contributions to satisfy minimum contributions.

9.       RELATED PARTY TRANSACTIONS

         Integrity Worship Ministries, formerly known as Worship International ("Worship"), is a not-for-profit charitable organization, of which the principal stockholder of the Company is a member of the board of directors. The Company donated $6,470, $9,280 and $7,895 of inventory to Integrity Worship Ministries during 2000, 1999 and 1998, respectively.

         One of the Company's exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $385,000, $276,000 and $208,149 for the three years ended December 31, 2000, 1999 and 1998. Amounts due to the officer at December 31, 2000 and 1999 approximate $45,000 and $83,000, respectively. Due from this officer at December 31, 2000 and 1999 is $10,500 advanced against future royalties.

10.      SEGMENT REPORTING

         The Company is a multinational corporation with wholly-owned subsidiaries in the United States, Australia, the United Kingdom and Singapore. Transfers between companies primarily represent inter-company export sales of U.S. produced goods and are accounted for based on established sales prices between the related companies. Intercompany sales and profits are eliminated during consolidation. In computing operating profits, certain corporate expenses, to the extent related to a segment, are charged to that segment. Marketing and fulfillment costs are also attributed to the specific segment benefited. Other expenses (income) are also included in the general corporate expenses total.

         The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct to consumers, International and Other channels. The Retail channel primarily represents sales to Christian bookstores, special event sales and sales of choral products through third party distributors, and sales to the general retail market. Direct to consumers primarily represents sales from direct mail programs but also includes Internet sales and sales direct to churches, including through the Company's hymnal joint venture. The International channel represents all transactions with foreign entities, whether they are shipped from the US or one of the Company's three foreign subsidiaries. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The other channels segment includes copyright revenue from the song catalog and other small distribution sales.

         The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net revenues and operating income before taxes. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:


                                                      2000                    1999                   1998
                                                    -------                 -------                -------
    NET SALES
    Direct to consumer                              $16,012                 $12,587                $11,898
    Retail                                           25,960                  22,280                 16,234
    International                                     7,510                   7,234                  6,392
    Other                                             7,334                   6,735                  6,534
    Eliminations                                     (4,997)                 (3,510)                (2,211)
                                                    -------                 -------                -------
       Consolidated                                 $51,819                 $45,326                $38,847
                                                    =======                 =======                =======

    OPERATING PROFIT (BEFORE MINORITY INTEREST)
    Direct to consumer                               $2,990                  $1,454                 $2,609
    Retail                                            4,362                   4,270                  3,363
    International                                     1,656                   1,836                  1,436
    Other                                               432                   1,070                  1,529
                                                    -------                 -------                -------
       Consolidated                                   9,440                   8,630                  8,937

    General corporate expense
                                                      6,024                   5,375                  5,924
    Interest expense, net                               932                   1,292                  1,529
                                                    -------                 -------                -------

    Income before income taxes and
    minority interest                                $2,484                  $1,963                 $1,484
                                                     ======                  ======                 ======

    IDENTIFIABLE ASSETS
    Direct to consumer                               $1,712                  $1,980                 $2,630
    Retail                                                0                       0                      0
    International                                     3,126                   3,230                  2,596
    Other                                             1,665                   1,840                  2,014

    General corporate assets                         20,729                  22,291                 24,137
                                                    -------                 -------                -------
       Total assets                                 $27,232                 $29,341                $31,377
                                                    =======                 =======                =======

         The Company does not allocate any separate assets to its retail or direct to consumer segments as those segments are managed based on profit centers. The primary assets used in these segments are product masters and other intangibles that are shared among all segments. The Company does not track property and equipment usage by segments.

         The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company's international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):


                                                   2000                    1999                    1998
                                                 -------                 -------                 -------
    NET SALES
    United States                                $44,309                 $38,092                 $32,464
    Europe                                         2,136                   2,401                   1,956
    Australia                                        737                   1,174                   1,011
    Asia                                           1,179                   1,142                     938
    Latin America                                  1,478                     652                      12
    Other                                          1,980                   1,865                   2,466
                                                 -------                 -------                 -------
                                                 $51,819                 $45,326                 $38,847
                                                 =======                 =======                 =======

    IDENTIFIABLE ASSETS
    United States                                $24,106                 $26,111                 $28,781
    Europe                                         1,617                   1,688                   1,368
    Australia                                        499                     629                     494
    Asia                                           1,010                     913                     734
    Other                                              0                       0                       0
                                                 -------                 -------                 -------
                                                 $27,232                 $29,341                 $31,377
                                                 =======                 =======                 =======

11.      STOCKHOLDERS' EQUITY

         Each holder of the Company's Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except as to voting privileges. No dividends were declared or paid during the years ended December 31, 2000 and 1999.

12.      STOCK COMPENSATION PLANS

         The Company has two stock option plans, which provide for the granting of stock options to officers, employees and non-employee directors. The 1999 Long-term Incentive Plan (the "Incentive Plan") permits grants of not only incentive stock options, but also non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The Incentive Plan is authorized to issue up to 400,000 shares of Class A Common Stock in connection with such awards. Under the Incentive Plan, awards may not be granted at less than the market value at the date of the grant, and vesting terms are generally five years. The 1994 Stock Option Plan for Outside Directors (the "Directors' Plan"), grants 1,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. Prior to approval of the 1999 Long-term Incentive Plan, the Company had the 1994 Stock Option Plan for employees and officers. Under that plan, 315,207 options had been granted and are outstanding at December 31, 2000. No further options will be granted under the 1994 plan.

         The Executive Stock Purchase Plan permits certain employees to purchase shares of common stock from the Company. Under this Plan, there are 50,000 shares of Class A common stock reserved at December 31, 2000.

         Effective December 28, 1995, the Company's Board of Directors adopted the 1995 Cash Incentive Plan. Awards may be granted by the Company's Compensation Committee and any award made is expressed in a number of units payable only in cash. Vesting is one-fifth of the units of an award on each anniversary of the date of grant until vested in full. Participants become vested in full six months after the occurrence of a change in control (as defined by the agreement) of the Company. The value of all units is measured as the difference between the fair market value of the Company's stock on the grant date and the fair market value of the Company's stock on any given date subsequent to the grant date. To the extent the fair market value of the stock exceeds the fair market value at the date of grant, compensation expense will be charged to the Company's statement of operations. As of December 31, 2000, 127,500 awards have been granted. The Company paid $11,000 and $62,000 related to this plan in 2000 and 1999, respectively. An accrual of $30,000 is recorded as of December 31, 2000 for the difference in the fair market value of the stock between the grant date and the end of the year.

         The Company accounts for stock-based compensation plans under APB 25, "Accounting for Stock Issued to Employees". As a result, the Company has recognized compensation expense only for the 1995 Cash Incentive Plan discussed above. The Company is not required to recognize compensation expense for the other option plans as the exercise price is equal to, or greater than, the fair market value at the date of grant. The Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation: (FAS 123)". Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123 and if these values had been recorded in the statement of operations, the Company's net income and per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                       2000               1999              1998
                                                    ----------         ----------        ----------
      Net income          As reported               $1,696,000         $1,427,000        $1,751,000
                          Pro forma                 $1,536,645         $1,237,000        $1,682,000

      Basic EPS           As reported                     0.30               0.26              0.32
                          Pro forma                       0.27               0.22              0.31

      Diluted EPS         As reported                     0.28               0.24              0.30
                          Pro forma                       0.25               0.21              0.29

         These pro forma amounts represent the estimated fair value of stock options issued during 2000, 1999 and 1998 and are being amortized to expense over the applicable vesting period. Additional options may be granted in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: Dividend yields of 0%, expected volatility of 50% each year, risk-free interest rates that approximate the yield of a five year government bond, and a specific vesting period for each option. The weighted-average fair value of options granted is $1.96, $1.82 and $1.32 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted-average remaining contractual life for all options outstanding is 5.6 years.

         The following table summarizes the changes in the number of shares under option:


                                                                                               Total         Weighted
                                                                                               shares        average
                                                     EXERCISE PRICE RANGES                     under       option price
                                      $0.50 - $2.00     $2.01 - $5.00     $5.01- $10.00        option        per share
                                      -------------     -------------     -------------       -------      ------------
Outstanding at 12/31/97                   226,027           123,000            12,000         361,027           1.39
Granted                                    20,000            13,000                 0          33,000           1.64
Exercised                                       0                 0                 0               0              0
Forfeited                                 (60,000)                0                 0         (60,000)          1.58
                                          -------           -------           -------         -------
Outstanding at 12/31/98                   186,027           136,000            12,000         334,027           1.38
Granted                                         0           272,000                 0         272,000           3.60
Exercised                                       0                 0                 0               0              0
Forfeited                                  (1,000)           (2,000)           (3,000)         (6,000)          5.35
                                          -------           -------           -------         -------
Outstanding at 12/31/99                   185,027           406,000             9,000         600,027           2.99
Granted                                         0           131,722                 0         131,722           2.87
Exercised                                  (5,000)                0                 0          (5,000)          1.75
Forfeited                                       0                 0            (2,000)         (2,000)          6.50
                                          -------           -------           -------         -------
Outstanding at 12/31/00                   180,027           537,722             7,000         724,749           2.95
                                          =======           =======           =======         =======
Exercisable at 12/31/00                   122,815           150,800             7,000         280,615
                                          =======           =======           =======         =======

Plan shares available for
future grants                                                                                  15,278
                                                                                              =======

         The Company also has 818,897 warrants outstanding at December 31, 2000 at an exercise price of $1.875. These warrants were issued in 1996 and 1999 with an estimated fair value at time of issuance of $1,438,000 and expire in 2006.

         During 1999, the Company issued 100,000 shares of restricted common stock to an officer of the Company. These shares had a fair value at the time of issuance of $375,000 and vest on the seventh anniversary of the date of grant.

13.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and other claims that may arise in the ordinary course of business. However, the company is not party to any material legal proceedings. The Company's commitments under lease agreements for equipment are not significant.

14.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                           2000
                                                                   Three Months Ended
                                                          (in thousands, except per share data)
                                            Mar 31               Jun 30             Sep 30              Dec 31
                                           -------              -------            -------             -------
Net Sales                                  $13,897              $12,204            $12,224             $13,494
Gross Profit                                 6,548                5,506              6,263               6,430
Net Income                                     167                  156                705                 668
Basic earnings per share                   $   .03              $   .03            $   .13             $   .12
Diluted earnings per share                 $   .03              $   .03            $   .12             $   .11

                                                                          1999
                                                                   Three Months Ended
                                                          (in thousands, except per share data)
                                            Mar 31               Jun 30             Sep 30              Dec 31
                                           -------              -------            -------             -------
Net Sales                                  $11,045              $10,513            $11,547             $12,221
Gross Profit                                 5,683                5,776              5,613               5,986
Net Income                                     147                  119                570                 591
Basic earnings per share                   $   .03              $   .02            $   .10             $   .11
Diluted earnings per share                 $   .02              $   .02            $   .09             $   .10

2.       FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedules of the Company are set forth herewith:

                             INTEGRITY INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                            Additions
                                                           Charged to
                                        Balance at          costs and                               Balance at
          Description                 Beg. Of Period        expenses           Deductions(1)      end of Period
          -----------                 --------------       ----------          -------------      -------------
  1998
  Allowance for returns and
  doubtful accounts                           812             4,852              (4,968)                696

  1999
  Allowance for returns and
  doubtful accounts                           696             5,108              (4,696)              1,108

  2000
  Allowance for returns and
  doubtful accounts                         1,108             4,826              (4,693)              1,241

(1) Represents write-offs during the respective period for product returns and uncollectible accounts.

                                                           Charged to
                                        Balance at          costs and                               Balance at
          Description                 Beg. Of Period        expenses           Adjustments(2)      end of Period
          -----------                 --------------       ----------          --------------     -------------
  1998
  Valuation on deferred tax
  assets                                    1,285             (785)                    0                500

  1999
  Valuation of deferred tax
  assets                                      500             (180)                 (320)                 0

  2000
  Valuation on deferred tax
  assets                                        0                0                     0                  0

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

                                INDEX TO EXHIBITS

        Exhibit                      Exhibit Description
        Number
         3(i)     Certificate of Incorporation of the Registrant, as amended
                  (incorporated by reference from Exhibit 4(a) to the
                  Registrant's Registration Statement on Form S-8 (File No.
                  33-84584) filed on September 29, 1994).
         3(i).1   Certificate of Amendment to the Certificate of Incorporation
                  of the Registrant, dated July 21, 1995 (incorporated by
                  reference from Exhibit 3(I).1 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995).
         3(ii)    Bylaws of the Registrant, as amended (incorporated by
                  reference from Exhibit 3(ii) to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-78582), and amendments
                  thereto, originally filed on May 6, 1994).
         4.1      See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the
                  Certificate of Incorporation, as amended, and Bylaws, as
                  amended, of the Registrant defining rights of holders of Class
                  A and Class B Common Stock of the Registrant.
         4.2      Form of Class A Common Stock certificate of the Registrant
                  (incorporated by reference from Exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-1 (File No.
                  33-78582), and amendments thereto, originally filed on May 6,
                  1994).
         10.1     Agreement dated as of June 1, 1994, by and between Integrity
                  Music, Inc. and LCS Industries, Inc. (Portions of the
                  foregoing have been granted confidential treatment.)
                  (incorporated by reference from Exhibit 10.13 to the
                  Registrant's Registration Statement on Form S-2 (File No.
                  33-78582), and amendments thereto, originally filed on May 6,
                  1994).
         10.2     Form of Continuity Club Membership Agreement (incorporated by reference from Exhibit 10.25 to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-78582), and amendments
                  thereto, originally filed on May 6, 1994).
         10.3     Loan and Security Agreement, dated as of August 2, 1996, by and among Integrity Incorporated and Creditanstalt Corporate
                  Finance, Inc., (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
         10.4     Stock Pledge Agreement, dated as of August 2, 1996, by
                  Integrity Incorporated in favor of Creditanstalt Corporate
                  Finance, Inc., (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
         10.5     Conditional Assignment and Trademark Security Agreement, dated
                  August 2, 1996, between Integrity Incorporated and
                  Creditanstalt Corporate Finance, Inc. (incorporated by
                  reference from Exhibit 10.3 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1996).
         10.6     Collateral Assignment and Agreement, dated as of August 2,
                  1996, by and between Integrity Incorporated and Creditanstalt
                  Corporate Finance, Inc., (incorporated by reference from
                  Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1996).
         10.7     Copyright Security Agreement, dated as of August 2, 1996, made by Integrity Incorporated in favor of Creditanstalt Corporate
                  Finance, Inc., (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

         10.8     Warrant Agreement, dated August 2, 1996, made by Integrity
                  Incorporated in favor of Creditanstalt Corporate Finance,
                  Inc., (incorporated by reference from Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
         10.9     Product Distribution Agreement by and between Integrity
                  Incorporated and Word, Inc., dated as of April 1, 1996. (The foregoing is the subject of a request for confidential treatment.) (incorporated by reference from Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
         10.10    First Amendment to Loan and Security Agreement, dated as of
                  February 14, 1997, by and among Integrity Incorporated and
                  Creditanstalt Corporate Finance, Inc. (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
         10.11    Second Amendment to Loan and Security Agreement, dated as of
                  March 31, 1999, by and among Integrity Incorporated and Bank
                  Austria Creditanstalt Corporate Finance, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1999).
         10.12    Warrant Certificate, dated January 26, 2000, issued by
                  Integrity Incorporated to Creditanstalt Corporate Finance,
                  Inc. (incorporated by reference from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).
         10.13    Product Distribution Agreement by and between Integrity
                  Incorporated and Word, Inc., dated as of January 1, 2000 (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).
         10.14 Asset Purchase Agreement by and between Integrity Incorporated and Idea Entertainment, Inc. dated as of November 19, 1999.
                  (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).
         10.15    Amended and Restated Stock Pledge Agreement, dated as of
                  January 22, 1997, by Integrity Incorporated in favor of
                  Creditanstalt Corporate Finance, Inc. (incorporated by reference from Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
         10.16    Waiver to Loan and Security Agreement dated February 28, 2001 by and between Integrity Incorporated and Bank Austria
                  Creditanstalt Corporate Finance.
         10.17    Product Development and Co-Branding Agreement dated January
                  10, 2000 by and between Integrity Incorporated and Time Life,
                  Inc. (the foregoing is the subject of a request for confidential treatment).
                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
         10.18 Integrity Music, Inc. Profit Sharing Plan (incorporated by reference from Exhibit 10.42 to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
         10.19    1994 Management Incentive Plan (incorporated by reference from
                  Exhibit 10.43 to the Registrant's Registration Statement on
                  Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
         10.20 Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference) from Exhibit 4(c) to the Registrant's
                  Registration Statement on Form S-8 (File No. 33-86126) filed on November 7, 1994).
         10.21    Form of Stock Option Agreement under the Integrity Music, Inc.
                  Long-Term Incentive Plan (incorporated by reference from
                  Exhibit 10.45 to the Registrant's Registration Statement on
                  Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

         10.22    Integrity Music, Inc. 1994 Stock Option Plan for Outside
                  Directors (incorporated by reference from Exhibit 4(c) to the
                  Registrant's Registration Statement on Form S-8 (File No.
                  33-86128) filed on November 7, 1994).
         10.23    Form of Indemnification Agreement (incorporated by reference from Exhibit 10.47 to the Registrant's Registration Statement
                  on Form S-1 (File No. 33-78582), and amendments thereto,
                  originally filed on May 6, 1994).
         10.24    Integrity Music, Inc. Employee Stock Purchase Plan
                  (incorporated by reference from Exhibit 4(c) to the
                  Registrant's Registration Statement on Form S-8 (File No.
                  33-84584) filed on September 29, 1994).
         10.25    Integrity Music, Inc. 401(k) Employee Savings Plan
                  (incorporated by reference from Exhibit 10.50 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
         10.26    Amendment Number three to the Integrity Music, Inc. 401(k)
                  Employee Savings Plan, dated as of April 2, 1997 (incorporated by reference from Exhibit 10.29 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1997).
         10.27    Defined Contribution Master Plan and Trust Agreement relating to Non-Standardized Profit Sharing Plan (incorporated by
                  reference from Exhibit 10.51 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1995).
         10.28    Form of Key Employee Change in Control Agreement (incorporated by reference from Exhibit 10.33 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995).
         10.29    Integrity Incorporated 1995 Cash Incentive Plan (incorporated by reference from Exhibit 10.34 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995).
         10.30    Integrity Incorporated Severance Agreement (incorporated by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).
         10.31    Employment Agreement by and among Integrity Incorporated and
                  Jerry Weimer dated as of March 28, 1996 (incorporated by
                  reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
         10.32    Employment Agreement by and among Integrity Incorporated and
                  Don Moen dated as of October 1, 1998 (incorporated by
                  reference from Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
         10.33    Employment Agreement by and among Integrity Incorporated and
                  Daniel McGuffey dated as of January 1, 1998 (incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
         10.34    Amendment to the Integrity Music, Inc. 1994 Employee Stock
                  Purchase Plan as approved on August 6, 1999 (incorporated by reference from Exhibit 10.0 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999).
         10.35    Integrity Incorporated 1999 Long-Term Incentive Plan, as
                  approved by the Stockholders of the Corporation on May 7, 1999
                  (incorporated by reference from Exhibit 10.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
         10.36    Employment Agreement by and among Integrity Incorporated and
                  Donald Moen effective as of October 1, 2001.
         11       Statement of Computation of Per Share Earnings
         21       Subsidiaries of the Registrant
         23       Consent of Independent Accountant

(b)      Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2001.

                                       INTEGRITY INCORPORATED



                                       By:          /s/ P. Michael Coleman
                                          --------------------------------
                                       P. Michael Coleman
                                       Chairman, President and
                                       Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 23, 2001.

                       Signature                                                    Title
                 /s/ P. Michael Coleman
---------------------------------------------------------
                   P. Michael Coleman                            Chairman, President and Chief Executive Officer
                                                                 (Principal Executive Officer)


                /s/ Donald S. Ellington
---------------------------------------------------------
                  Donald S. Ellington                            Senior Vice President of Finance and Administration
                                                                 (Principal Financial and Accounting Officer)


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