Form 10-Q
period 2001-03-31
INTEGRITY INC
filed 2001-05-14
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File No. 000-24134
                          -----------------------------

                             INTEGRITY INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                      63-0952549
--------                                      ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                                 1000 Cody Road
                              Mobile, Alabama 36695
                              ---------------------
               (Address of principal executive offices, zip code)

                                 (334) 633-9000
                                 --------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at May 9, 2001
            -----                                    --------------------------
Class A Common Stock, $0.01 par value                        2,184,000
Class B Common Stock, $0.01 par value                        3,435,000

                                     PART I.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  Mar 31, 2001       Dec 31, 2000
                                                                                  ------------       ------------
ASSETS                                                                            (Unaudited)
                                                                                  -----------
Current Assets
   Cash                                                                             $   4,377          $     801
   Trade receivables, less allowance for returns and
      doubtful accounts of $1,647 and $1,241                                            7,939              5,929
   Other receivables                                                                      354                561
   Inventories                                                                          3,664              3,961
   Other current assets                                                                 2,992              3,212
                                                                                    ---------          ---------
      Total current assets                                                             19,326             14,464

Property and equipment, net of accumulated depreciation
   of $4,661 and $4,519                                                                 3,908              3,950
Product masters, net of accumulated amortization
   of $12,256 and $16,604                                                               4,709              5,626
Other assets                                                                            3,707              3,192
                                                                                    ---------          ---------
   Total assets                                                                     $  31,650          $  27,232
                                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                    2,311          $   2,188
   Accounts payable and accrued expenses                                                2,568              3,090
   Royalties payable                                                                    6,844              2,920
   Other current liabilities                                                              786                479
                                                                                    ---------          ---------
      Total current liabilities                                                        12,509              8,677

Long-term debt                                                                          1,159              1,846
Other long-term liabilities                                                                 9                  7
                                                                                    ---------          ---------
      Total liabilities                                                                13,677             10,530

Commitments and contingencies                                                               0                  0
                                                                                    ---------          ---------

Minority interest                                                                         799                746
                                                                                    ---------          ---------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized;
   None issued and outstanding                                                              0                  0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
   2,184,000 shares issued and outstanding                                                 22                 22
   Class B common stock, $.01 par value, 10,500,000 shares
   authorized; 3,435,000 shares issued and outstanding                                     34                 34
   Additional paid-in capital                                                          13,857             13,857
   Unearned stock option compensation                                                    (259)              (272)
   Retained earnings                                                                    3,759              2,450
   Equity adjustments from foreign currency translation                                  (239)              (135)
                                                                                    ---------          ---------
      Total stockholders' equity                                                       17,174             15,956
                                                                                    ---------          ---------
         Total liabilities and stockholders' equity                                 $  31,650          $  27,232
                                                                                    =========          =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months Ended March 31
                                                                  2001              2000
                                                                --------          --------
Net sales                                                       $ 20,894          $ 13,897
Cost of sales                                                     12,620             7,349
                                                                --------          --------
Gross profit                                                       8,274             6,548

Marketing and fulfillment expenses                                 3,503             3,302
General and administrative expenses                                3,155             2,668
                                                                --------          --------
   Income from operations                                          1,616               578

Other expenses
   Interest expense, net                                             156               262
   Other expenses                                                     33                16
                                                                --------          --------
   Income before minority interest and taxes                       1,427               300
Provision for income taxes                                            81               113
Minority interest, less applicable taxes                              37                20
                                                                --------          --------
Net income                                                      $  1,309          $    167
                                                                ========          ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                            (104)                4
                                                                --------          --------
Comprehensive income                                            $  1,205          $    171
                                                                ========          ========

NET INCOME PER SHARE
   Basic                                                        $   0.23          $   0.03
                                                                ========          ========
   Diluted                                                      $   0.21          $   0.03
                                                                ========          ========
Weighted average number of shares outstanding
   Basic                                                           5,619             5,614
   Diluted                                                         6,151             6,023

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Three months Ended March 31
                                                                                      2001              2000
                                                                                    --------          --------
Cash flows from operating activities
Net income                                                                          $  1,309          $    167
Adjustments to reconcile net income to net cash provided by
   operating activities
   Depreciation and amortization                                                         277               262
   Amortization of product masters                                                     1,703             1,353
   Minority interest                                                                      37                20
   Stock compensation                                                                     13                14
   Changes in operating assets and liabilities
      Trade receivables                                                               (2,010)             (596)
      Other receivables                                                                  207              (170)
      Inventories                                                                        297               159
      Other assets                                                                      (353)              251
      Accounts payable, royalties payable and accrued expenses                         3,402             2,205
      Other current and non current liabilities                                          206              (369)
      Other                                                                                0                17
                                                                                    --------          --------
Net cash provided by operating activities                                              5,088             3,313
                                                                                    --------          --------
Cash flows from investing activities
   Payments received on notes receivable                                                   0               250
   Purchases of property and equipment                                                  (100)             (265)
   Payments for product masters                                                         (787)           (1,018)
                                                                                    --------          --------
Net cash used in investing activities                                                   (887)           (1,033)
                                                                                    --------          --------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit                                        0            (1,748)
   Principal payments of long-term debt                                                 (625)             (625)
                                                                                    --------          --------
      Net cash used in financing activities                                             (625)           (2,373)
                                                                                    --------          --------
Net (decrease) increase in cash                                                        3,576               (93)
Cash, beginning of year                                                                  801             1,067
                                                                                    --------          --------
Cash, end of period                                                                 $  4,377          $    974
                                                                                    ========          ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)


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

         Integrity Music Europe Ltd. was formed in 1988; Integrity Music Pty. Ltd. was formed in 1991; and Integrity Media Asia Pte. Ltd. was formed in 1995. These wholly-owned subsidiaries of the Company serve to expand the Company's presence in Western Europe, Australia and New Zealand, and Singapore, respectively. Celebration Hymnal LLC was formed in 1997 with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Word Entertainment's interest in the joint venture is presented as a minority interest in these financial statements, as the joint venture is controlled by the Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K. The unaudited condensed financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

         Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct, retail and e-commerce sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of three months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs of approximately $1.3 million and $1.2 million were expensed for the three months ended March 31, 2001 and 2000, respectively.

FULFILLMENT COSTS

         Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors of the Company's products that are based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company's product for the Retail segment. Distribution fees represented approximately 80% of total fulfillment expense for the three months ended March 31, 2001. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices, and cash processing.

         Additionally, in the Direct to Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $333,000 and $286,000 for the three months ended March 31, 2001 and 2000, respectively, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

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

FOREIGN CURRENCIES

         Assets and liabilities at foreign subsidiaries are recorded based on their functional currencies. Amounts in foreign currencies are translated at the applicable exchange rate at the balance sheet date using the exchange rate in effect at the period end. Revenues and expenses of foreign subsidiaries are translated using the average rates applicable during the reporting period. The effects of foreign currency translation adjustments are included as a component of stockholders' equity and comprehensive income.

NOTE 2 - LONG TERM DEBT

         The Company's financing agreement in effect for the first quarter of 2001 included a revolving credit facility and a term loan that were payable through August 2002. There was $874,000 and $874,000 outstanding under the credit facility and $2.9 million and $3.6 million outstanding under the term loan at March 31, 2001 and December 31, 2000, respectively. At the Company's option, the loan carries an interest rate of the bank's base rate plus .75%, or LIBOR plus 2%.

         On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company has refinanced its previous credit facility with Bank Austria Creditanstalt.

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                   Three months ended March 31
                                                                     2001              2000
                                                                   --------          --------
          NET SALES
          Direct to Consumer                                       $ 11,063          $  3,679
          Retail                                                      8,860             7,613
          International                                               1,561             1,980
          Other                                                       2,442             2,163
          Eliminations                                               (3,032)           (1,538)
                                                                   --------          --------
             Consolidated                                          $ 20,894          $ 13,897
                                                                   ========          ========

          OPERATING PROFIT (BEFORE MINORITY INTEREST)
          Direct to Consumer                                          2,136               552
          Retail                                                      1,337             1,522
          International                                                 198               294
          Other                                                        (293)             (400)
                                                                   --------          --------
             Consolidated                                             3,378             1,968

          General corporate expense                                  (1,795)           (1,406)
          Interest expense, net                                        (156)             (262)
                                                                   --------          --------

          Income before income taxes and minority interest         $  1,427          $    300
                                                                   ========          ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $7.0 million or 50.3% to $20.9 million for the three months ended March 31, 2001, as compared to $13.9 million for the three months ended March 31, 2000. The increase in revenue is primarily attributable to increased volume in the Direct to Consumer segment. Sales in the Direct to Consumer segment increased $7.4 million or 200.7% to $11.1 million, compared to $3.7 million in the same period in 2000. This increase was due primarily to the sales of the "Songs 4 Worship" products both on television direct marketing and in the new "Songs 4 Worship" continuity program. Most of the "Songs 4 Worship" revenue in the first quarter was from sales to Time Life for its television direct marketing continuity series. Though difficult to predict, management anticipates that sales to Time Life for the "Songs 4 Worship" series will decline from first quarter levels over the remainder of 2001.

         Sales in the Retail segment increased $1.2 million or 16.4% to $8.9 million, compared to $7.6 million in the same period in 2000. This increase was due primarily to the release of the third WoW Worship album, WoW Worship Green, a collection of the best selling praise and worship songs, created in partnership with Maranatha! and Vineyard. Sales of WoW Worship Green totaled $1.6 million in the first quarter of 2001. The first WoW Worship album, WoW Worship Blue, was released in the second quarter of 1999, and the second, WoW Worship Orange, was released in the first quarter of 2000. Total WoW Worship sales were $3.5 million for the first quarter of 2001 compared to $2.8 million for the same period in 2000. Also contributing to the sales increase for the Retail segment in the first quarter of 2001 was $894,000 in sales of "Songs 4 Worship" products released into the general market in the first quarter of 2001.

         International sales decreased by 21.2% to $1.6 million, as compared to $2.0 million in the same period in 2000 due to unfavorable changes in foreign exchange rates in the first quarter of 2001 compared to the first quarter of 2000, and from increased competitive pressures in key foreign markets, especially Asia. Management expects these competitive pressures to continue for the remainder of 2001.

         Sales in the Other segment increased by 15.5% to $2.5 million, as compared to $2.2 million in the same period in 2000 due primarily to additional copyright royalties generated from the increase in product sales and third party use. New product sales in all segments totaled 1.2 million units or 38.8% of total units sold for the three months ended March 31, 2001, as compared to 1.0 million units or 35.9% of total units sold for the same period in 2000. The increase in new product sales as a percentage of total sales is due primarily to the "Songs 4 Worship" and the WoW Worship Green releases discussed above.

         Gross profit increased to $8.3 million or 39.6% of sales, as compared to $6.5 million or 47.1% in the same period in 2000. Gross profit as a percentage of sales decreased in the first quarter of 2001 compared to the same period in 2000 mainly from the lower gross margin percentages for the WoW Worship albums and the combined "Songs 4 Worship" sales. The gross profit percentage in the Retail segment declined to 44.8% in 2001 from 49.6% in 2000 due primarily to increased sales of the WoW Worship albums and the retail sales of the "Songs 4 Worship" albums released into the general market in the first quarter of 2001. Because the WoW Worship albums were created in partnership with two other record companies, the Company's gross margin is lower due to higher royalties. The gross margins on the "Songs 4 Worship" sales are lower because the Company sells the product at a wholesale price in the general retail market. The gross margin percentage in the Direct to Consumer segment declined to 34.0% for the first quarter of 2001, from 51.9% in the first quarter of 2000, due to the wholesale pricing of the "Songs 4 Worship" sales to Time Life. The gross profit percentage in the International segment increased slightly in the first quarter of 2001 to 57.8% from 56.1% in 2000.

         The following table shows the gross margin by operating segment:

                                    Three months ended March 31,
          Gross margin                  2001            2000
                                    -----------       ---------
          Retail                       44.8%            49.6%
          Direct to Consumer           34.0%            51.9%
          International                57.8%            56.1%
          Other                        -7.8%            -9.9%
          Consolidated                 39.6%            47.1%

         The Other segment includes copyright revenues as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company's reserves for product returns, inventory obsolescence and bad debts.

         Marketing and fulfillment expenses increased 6.1% to $3.5 million or 16.8% of net sales for the three months ended March 31, 2001, as compared to $3.3 million or 23.8% of net sales for the same period in 2000. The increase in marketing and fulfillment expenses is primarily attributable to increased fulfillment costs in the Retail segment that now comprises 42.4% of consolidated net sales. Additionally, fulfillment costs related to the WoW Worship albums are at a higher rate than other products due to the joint marketing agreement discussed above. The distribution and fulfillment for the Direct to Consumer segment is handled with in-house personnel and the Company's own warehouse and shipping facility. The Company contracts with a third party for some data management, however, the customer service and actual fulfillment functions are performed in-house. The primary reason for the decline of marketing and fulfillment expenses as a percent of sales is that "Songs 4 Worship" sales to Time Life in the Direct to Consumer segment and "Songs 4 Worship" sales in the Retail segment bear no marketing or fulfillment expenses.

         General and administrative expenses increased to $3.2 million or 15.1% of net sales for the three months ended March 31, 2001, as compared to $2.7 million or 19.2% of net sales for same period in 2000. The decrease from the 2000 period as a percentage of sales is primarily attributable to greater sales volume. The increase in general and administrative expenses is primarily attributable to increases in employee costs and professional fees.

         Operating profit in the Direct to Consumer segment grew 287.0% to $2.1 million for the three months ended March 31, 2001 from $552,000 for the same period in 2000 due to the "Songs 4 Worship" sales mentioned previously and due to lower marketing and fulfillment costs related to these sales. Operating profit in the Retail segment declined 12.2% from $1.5 million in the first quarter of 2000 to $1.3 million in the first quarter of 2001 due primarily to an increase of $306,000 in marketing and fulfillment expenses related to the WoW Worship albums and other CBA releases in the quarter. Operating profit in the International segment decreased by 32.7% to $198,000 for the three months ended March 31, 2001 from $294,000 for the same period in 2000 due to lower gross margins generated from the sales decline explained previously. Operating loss in the Other segment was $293,000 compared to a loss of $400,000 in the same period in 2000, for a difference of $107,000, due to additional copyright income generated as a result of increased product sales and third party use.

         Interest expense decreased $106,000 to $156,000 or 0.7% of net sales for the three month period ended March 31, 2001, as compared to $262,000 or 1.9% of net sales for the same period in 2000. The decrease in the first three months of 2001 was the result of lower average debt levels for the period. The average interest rate for the three months ended March 31, 2001 and 2000 was 8.04% and 8.63%, respectively.

         The Company recorded an income tax provision of $81,000 and $113,000 for the three months ended March 31, 2001 and 2000, respectively. The company recorded a one-time tax benefit of $390,000 related to foreign tax credits for the three months ended March 31, 2001. The Company's effective tax rate for the first quarter of 2001 was 5.7%. The Company's forecasted effective tax rate for the year 2001 is 33%, as compared to 24% for the year 2000.

         Net income for the three months ended March 31, 2001 increased by $1.1 million to $1.3 million, as compared to $167,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. For the periods ended March 31, 2001 and 2000, the Company had average daily borrowings under the credit agreement of $4.4 million and $5.6 million at average rates of 8.04% and 8.63%, respectively. At March 31, 2001, the Company had $5.1 million available to borrow under this agreement.

         On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company has refinanced its previous credit facility with Bank Austria Creditanstalt.

         Cash generated from operations totaled $5.1 million and $3.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase from 2000 to 2001 resulted primarily from increased earnings before depreciation and amortization and the timing of payments for liabilities, principally royalties.

         Investing activities used $887,000 and $1.0 million during the three months ended March 31, 2001 and 2000, respectively. This consisted, partially, of capital expenditures for computer equipment and capital improvements to existing buildings totaling $100,000 and $265,000 for the three months ended March 31, 2001 and 2000, respectively. The investments in product masters for the three months ended March 31, 2001 and 2000 totaled $787,000 and $1.0 million, respectively. The investment in product masters related to releases in the first quarter and the continued development of other products by the Company.

         The Company made principal payments on its term loan of $625,000 and $625,000 in the three months ended March 31, 2001 and 2000, respectively.

         During the three month period ended March 31, 2001, the company did not make any distributions to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Item 7A disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II.

OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

              (A) EXHIBITS

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
3(i)           Certificate of Incorporation of the Registrant, as amended
               (incorporated by reference from Exhibit 4(a) to the Registrant's
               Registration Statement on Form S-8 (File No. 33-84584) filed on
               September 29, 1994).
3(i).1         Certificate of Amendment to the Certificate of Incorporation of
               the Registrant, dated July 21, 1995, (incorporated by reference from Exhibit 3(i).1 to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1995).
3(ii)          Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant's Registration Statement on
               Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
4              Form of Class A Common Stock certificate of the Registrant
10.1           Credit Agreement dated April 25, 2001 by and between Integrity
               Incorporated and LaSalle Bank National Association (The foregoing is the subject of a request for confidential treatment).
10.2           Intellectual Property Security Agreement dated April 25, 2001 by
               Integrity Incorporated in favor of LaSalle Bank National
               Association.
10.3           Security and Pledge Agreement dated April 25, 2001 by Integrity
               Incorporated in favor of LaSalle Bank National Association.

               (B) REPORTS ON FORM 8-K

               There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTEGRITY INCORPORATED



Date: May 11, 2001          /s/ P. Michael Coleman
----------------------      ----------------------------------------------------
                            P. Michael Coleman
                            Chairman, President and Chief Executive Officer



Date:  May 11, 2001         /s/ Donald S. Ellington
----------------------      ----------------------------------------------------
                            Donald S. Ellington
                            Senior Vice President of Finance and Administration
                            (Principal Financial and Accounting Officer)