Form 10-Q
period 2001-06-30
INTEGRITY INC
filed 2001-08-14
CIK 922865

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2001

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

(251) 633-9000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2001

Class A Common Stock, $0.01 par value	2,190,000

Class B Common Stock, $0.01 par value	3,435,000

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRITY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Jun 30, 2001	Dec 31, 2000

	(Unaudited)
ASSETS

Current Assets

Cash	$4,898	$801

Trade receivables, less allowance for returns and doubtful accounts of $1,611 in 2001 and $1,241 in 2000	5,813	5,929

Other receivables	429	561

Inventories	4,755	5,033

Other current assets	1,682	2,140

Total current assets	17,577	14,464

Property and equipment, net of accumulated depreciation of $4,915 in 2001 and $4,519 in 2000	3,888	3,950

Product masters, net of accumulated amortization of $14,111 in 2001 and $16,604 in 2000	3,886	5,626

Other assets	3,908	3,192

Total assets	$29,259	$27,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Current portion of long-term debt	2,000	$2,188

Accounts payable and accrued expenses	3,054	3,090

Royalties payable	4,486	2,920

Other current liabilities	655	479

Total current liabilities	10,195	8,677

Long-term debt	500	1,846

Other long-term liabilities	10	7

Total liabilities	10,705	10,530

Commitments and contingencies	0	0

Minority interest	792	746

Stockholders’ Equity

Preferred stock, $.01 par value; 500,000 shares authorized; None issued and outstanding	0	0

Class A common stock, $.01 par value; 7,500,000 shares authorized; 2,190,000 and 2,184,000 shares issued and outstanding	22	22

Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,435,000 shares issued and outstanding	34	34

Additional paid-in capital	13,870	13,857

Unearned stock option compensation	(246)	(272)

Retained earnings	4,264	2,450

Equity adjustments from foreign currency translation	(182)	(135)

Total stockholders’ equity	17,762	15,956

Total liabilities and stockholders’ equity	$29,259	$27,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Net sales	$16,883	$12,204	$37,777	$26,101

Cost of sales	9,065	6,698	21,685	14,047

Gross profit	7,818	5,506	16,092	12,054

Marketing and fulfillment expenses	3,088	2,328	6,591	5,630

General and administrative expenses	3,426	2,565	6,581	5,233

Income from operations	1,304	613	2,920	1,191

Other expenses

Interest expense, net	60	252	216	514

Other expenses	71	42	104	58

Income before extraordinary item, minority
Interest and taxes	1,173	319	2,600	619

Provision for income taxes	364	118	445	231

Minority interest, less applicable taxes	(8)	45	29	65

Net income before extraordinary item	817	156	2,126	323

Extraordinary item from early extinguishment of debt less taxes of $154	(312)	0	(312)	0

Net income	$505	$156	$1,814	$323

Adjustments to determine comprehensive income

Foreign currency translation adjustments	57	(130)	(47)	(126)

Comprehensive income	$562	$26	$1,767	$197

Basic EPS
Income before extraordinary item	$0.15	$0.03	$0.38	$0.06

Extraordinary item	(0.06)	0	(0.06)	0

Net Income	$0.09	$0.03	$0.32	$0.06

Diluted EPS
Income before extraordinary item	$0.13	$0.03	$0.34	$0.05

Extraordinary item	(0.05)	0	(0.05)	0

Net income	$0.08	$0.03	$0.29	$0.05

Weighted average number of shares outstanding
Basic	5,620	5,614	5,620	5,614

Diluted	6,310	6,034	6,230	6,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities Net income	$1,814	$323

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	494	517

Amortization of product masters	3,564	2,762

Minority interest	30	65

Stock compensation	26	28

Extraordinary loss on debt extinguishment	466	0

Changes in operating assets and liabilities

Trade receivables	116	1,417

Other receivables	132	154

Inventories	279	225

Other assets	(484)	569

Accounts payable, royalties payable and accrued expenses	1,529	(269)

Other current and non current liabilities	132	(519)

Other	0	(126)

Net cash provided by operating activities	8,098	5,146

Cash flows from investing activities Payments received on notes receivable	0	500

Purchases of property and equipment	(251)	(444)

Payments for product masters	(1,825)	(1,978)

Net cash used in investing activities	(2,076)	(1,922)

Cash flows from financing activities Net (repayments) borrowings under line of credit	(874)	(1,746)

Proceeds from issuance of stock	13	0

Principal payments of long-term debt	(1,064)	(1,250)

Net cash used in financing activities	(1,925)	(2,996)

Net (decrease) increase in cash	4,097	228

Cash, beginning of period	801	1,067

Cash, end of period	$4,898	$1,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND JUNE 30, 2000
(UNAUDITED)

Note 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Integrity Incorporated (the “Company”) is a media-communications company that chiefly produces, publishes and distributes Christian music. It is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Integrity’s music product formats include cassettes, compact discs, videos, DVD’s and printed music. The Company produces praise and worship music in different musical styles for specific audiences such as children’s music, urban music, youth music and live worship for adult audiences. Integrity’s products are sold primarily through retail stores and direct to consumers throughout the United States and internationally in 162 other countries worldwide.

     Integrity Music Europe Ltd. was formed in 1988; Integrity Music Pty. Ltd. was formed in 1991; and Integrity Media Asia Pte. Ltd. was formed in 1995. These wholly-owned subsidiaries of the Company serve to expand the Company’s presence in Western Europe, Australia and New Zealand, and Singapore, respectively. Celebration Hymnal LLC was formed in 1997 with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Word Entertainment’s interest in the joint venture is presented as a minority interest in these financial statements, as the joint venture is controlled by the Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements for the year ended December 31, 2000 contained in the Company’s Annual Report on Form 10-K. The unaudited condensed financial information has been prepared in accordance with the Company’s customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation of results for the interim period, have been included.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries, which include Integrity Music Pty. Ltd., Integrity Music Europe, Ltd., Integrity Media Asia Pte. Ltd., and of the Celebration Hymnal LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue is recognized at the time persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured which, for the Company, is usually at the time of shipment. Provisions are made based on estimates derived from historical data for sales returns and allowances in the period in which the related products are shipped. The full amount of the returns allowance is shown, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements. Generally, revenue derived from licensing the use of songs in the Company’s song catalogs is recognized at the time such payments are received from licensees. Under certain circumstances, when collectibility is reasonably assured, royalties are recognized at the time of shipment of the related products.

MARKETING COSTS

     The Company incurs marketing costs utilizing various media to generate direct, retail and e-commerce sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations using the straight-line method over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs of approximately $3.1 million and $2.7 million were expensed for the six months ended June 30, 2001 and 2000, respectively.

FULFILLMENT COSTS

     Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors of the Company’s products that are based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company’s product for its Retail segment. Distribution fees represented approximately 77% of total fulfillment expense for the six months ended June 30, 2001. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices, and cash processing.

     Additionally, in the Direct to Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $689,000 and $546,000 for the six months ended June 30, 2001 and 2000, respectively, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

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

PRODUCT MASTERS

     Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives using a method that reasonably relates to the amount of net revenue expected to be realized. Management periodically reviews the product masters amortization rates and adjusts the amortization rate based on management’s estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges.

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

FOREIGN CURRENCIES

     Assets and liabilities at foreign subsidiaries are recorded based on their functional currencies. Amounts in foreign currencies are translated at the applicable exchange rate at the balance sheet date using the exchange rate in effect at the period end. Revenues and expenses of foreign subsidiaries are translated using the average rates applicable during the reporting period. The effects of foreign currency translation adjustments are included as a component of stockholders’ equity and comprehensive income.

Note 2 — LONG TERM DEBT

     The Company’s financing agreement in effect through April 25, 2001 included a revolving credit facility and a term loan that were payable through August 2002. On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company has refinanced its previous credit facility with Bank Austria Creditanstalt. In connection with the early extinguishment of the previous facility, the Company has recorded a $312,000 charge related to the write-off of unamortized financing costs. At June 30, 2001, there was $0.0 million outstanding under the line of credit and $2.5 million outstanding under the term loan with LaSalle Bank N. A. At June 30, 2000, there was $1.4 million outstanding under the credit facility and $5.0 million outstanding under the term loan with Bank Austria Creditanstalt. The loan with LaSalle carries an interest rate of 6.75%.

Note 3 — SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments is shown in the following table, in thousands:

	Six Months Ended June 30,

	2001	2000

Net Sales

Retail	$16,741	$14,076

Direct to Consumer	18,587	7,044

International	3,477	3,892

Other	3,782	3,404

Eliminations	(4,810)	(2,315)

Consolidated	$37,777	$26,101

Operating profit (before minority interest)

Retail	$3,111	$2,558

Direct to Consumer	4,091	1,042

International	567	789

Other	(1,102)	(326)

Consolidated	6,667	4,063

General corporate expense	(3,851)	(2,930)

Interest expense, net	(216)	(514)

Income before income taxes and minority interest	$2,600	$619

	Three Months Ended June 30,

	2001	2000

Net Sales

Retail	$7,881	$6,463

Direct to Consumer	7,524	3,365

International	1,916	1,912

Other	1,340	1,241

Eliminations	(1,778)	(777)

Consolidated	$16,883	$12,204

Operating profit (before minority interest)

Retail	$1,774	$1,036

Direct to Consumer	1,955	490

International	369	495

Other	(809)	74

Consolidated	3,289	2,095

General corporate expense	(2,056)	(1,524)

Interest expense, net	(60)	(252)

Income before income taxes and minority interest	$1,173	$319

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales increased $11.7 million or 44.7% to $37.8 million for the six months ended June 30, 2001, as compared to $26.1 million for the six months ended June 30, 2000. For the quarter ended June 30, 2001, net sales increased $4.7 million or 38.3% to $16.9 million, from $12.2 million in the same period in 2000. The increase in revenue is primarily attributable to increased volume in the Direct to Consumer segment.

     Sales in the Direct to Consumer segment increased $11.5 million or 163.9% to $18.6 million for the six months ended June 30, 2001, compared to $7.0 million in the same period in 2000. For the quarter ended June 30, 2001, sales in the Direct to Consumer segment increased $4.2 million or 123.6% to $7.5 million, from $3.4 million in the same period in 2000. This increase was due primarily to sales of the “Songs 4 Worship” products both on television direct marketing and in the new “Songs 4 Worship” continuity program. Though difficult to predict, management anticipates that sales to Time Life for the “Songs 4 Worship” series will decline from first and second quarter levels over the remainder of 2001.

     Sales in the Retail segment increased $2.7 million or 18.9% to $16.7 million for the six months ended June 30, 2001, compared to $14.1 million in the same period in 2000. For the quarter ended June 30, 2001, sales in the Retail segment increased $1.4 million or 21.9% to $7.9 million, from $6.5 million in the same period in 2000. This increase was due primarily to the release of the third WoW Worship album, WoW Worship Green, a collection of the best selling praise and worship songs, created in partnership with Maranatha! and Vineyard. Sales of WoW Worship Green totaled $2.5 million for the six months ended June 30, 2001. The first WoW Worship album, WoW Worship Blue, was released in the second quarter of 1999, and the second, WoW Worship Orange, was released in the first quarter of 2000. Total WoW Worship sales for the six months ended June 30, 2001 were $5.0 million compared to $4.7 million for the same period in 2000. Also contributing to the sales increase in the Retail segment in the first half of 2001 was $2.8 million in sales of “Songs 4 Worship” products released into the general market.

     International sales decreased by 10.7% to $3.5 million for the six months ended June 30, 2001, compared to $3.9 million in the same period in 2000. For the quarter ended June 30, 2001, International sales increased slightly to $1.92 million compared to $1.91 million in 2000. The decrease in sales in the first half of 2001 is due to unfavorable changes in foreign exchange rates, and from increased competitive pressures in key foreign markets, especially Asia. Management expects these competitive pressures to continue for the remainder of 2001.

     Sales in the Other segment increased by 11.1% to $3.8 million for the six months ended June 30, 2001, compared to $3.4 million in the same period in 2000 due primarily to additional copyright royalties generated from the increase in product sales and third party use. For the quarter ended June 30, 2001, sales in the Other segment increased slightly to $1.3 million compared to $1.2 million in 2000.

     New product sales in all segments totaled 1.6 million units or 33.2% of total units sold for the six months ended June 30, 2001, as compared to 1.0 million units or 28.0% of total units sold for the same period in 2000. The increase in new product sales as a percentage of total sales is due primarily to the “Songs 4 Worship” and the WoW Worship Green releases discussed above. New product sales are defined as new product releases in the current year.

     Gross profit increased to $16.1 million or 42.6% of sales for the six months ended June 30, 2001, compared to $12.1 million or 46.2% in the same period in 2000. Gross profit as a percentage of sales decreased in the first half of 2001 compared to the same period in 2000 mainly from the lower gross margin percentages for the WoW Worship albums and the combined “Songs 4 Worship” sales. The gross profit percentage in the Retail segment declined to 43.5% in 2001 from 44.3% in 2000 due primarily to increased sales of the WoW Worship albums and the retail sales of the “Songs 4 Worship” albums released into the general market in the first quarter of 2001. Because the WoW Worship albums were created in partnership with two other record companies, the Company’s gross margin is lower due to higher royalties. The gross margin on the “Songs 4 Worship” sales is lower because the Company sells the product at a wholesale price to Time Life Music for their sales on TV and in the general retail market. The gross margin percentage in the Direct to Consumer segment declined to 42.0% for six months ended June 30, 2001, from 53.7% in the same period of 2000, due to the wholesale pricing of the “Songs 4 Worship” sales to Time Life. The gross profit percentage in the International segment increased slightly to 57.8% for the six months ended June 30, 2001, compared to 55.6% for the same period in 2000.

     The following table shows the gross margin by operating segment:

	Six Months Ended June 30,

Gross margin	2001	2000

Retail	43.5%	44.3%

Direct to Consumer	42.0%	53.7%

International	57.8%	55.6%

Other	(22.8)%	2.2%

Consolidated	42.6%	46.2%

	Three Months Ended June 30,

Gross margin	2001	2000

Retail	42.1%	38.1%

Direct to Consumer	53.8%	55.6%

International	57.8%	55.2%

Other	(50.1)%	23.2%

Consolidated	46.3%	45.1%

     The Other segment includes revenues from licensing of the Company’s copyrights as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company’s reserves for product returns, inventory obsolescence and bad debts.

     Marketing and fulfillment expenses increased 17.1% to $6.6 million or 17.4% of net sales for the six months ended June 30, 2001, as compared to $5.6 million or 21.6% of net sales for the same period in 2000. For the quarter ended June 30, 2001, marketing and fulfillment expenses were $3.1 million or 18.3% of net sales, compared to $2.3 million or 19.1% of net sales for the same period in 2000. The increase in marketing and fulfillment expenses is primarily attributable to increased fulfillment costs in the Retail segment that now comprises 44.3% of consolidated net sales. Additionally, fulfillment costs related to the WoW Worship albums are at a higher rate than other products due to the joint marketing agreement discussed above.

     The distribution and fulfillment for the Direct to Consumer segment is handled with in-house personnel and the Company’s own warehouse and shipping facility. The Company contracts with a third party for some data management, however, the customer service and actual fulfillment functions are performed in-house. The primary reason for the decline of marketing and fulfillment expenses as a percent of sales is that “Songs 4 Worship” sales to Time Life in the Direct to Consumer segment and “Songs 4 Worship” sales in the Retail segment bear no marketing or fulfillment expenses.

     General and administrative expenses increased to $6.6 million or 17.4% of net sales for the six months ended June 30, 2001, as compared to $5.2 million or 20.0% of net sales for same period in 2000. For the quarter ended June 30, 2001, general and administrative expenses were $3.4 million or 20.3% of net sales, compared to $2.6 million or 21.0% of net sales for the same period in 2000. The increase in general and administrative expenses is primarily attributable to increases in employee costs and professional fees. The decrease from the 2000 period as a percentage of sales is primarily attributable to greater sales volume.

     Operating profit in the Retail segment was $3.1 million, or 18.6% of sales, for the six months ended June 30, 2001, from $2.6 million in the same period in 2000. The increase is due primarily to increases in sales due to various product releases in the first half of 2001 as discussed above. Operating profit in the Direct to Consumer segment increased 292.6% to $4.1 million or 22.0% of net sales for the six months ended June 30, 2001, from $1.0 million or 14.8% of sales in the same period in 2000 due to the “Songs 4 Worship” sales mentioned previously and due to lower marketing and fulfillment costs related to these sales. Operating profit in the International segment decreased by 28.1% to $567,000 for the six months ended June 30, 2001, from $789,000 for the same period in 2000 due to lower gross margins generated from the sales decline explained previously. The Other segment includes copyright revenues as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company’s reserves for product returns, inventory obsolescence and bad debt.

     Interest expense decreased $298,000 to $216,000 or 0.6% of net sales for the six month period ended June 30, 2001, as compared to $514,000 or 2.0% of net sales for the same period in 2000. The decrease in the first six months of 2001 was the result of lower average debt levels during the first half of 2001. The average interest rate for the six months ended June 30, 2001 and 2000 was 7.8% and 9.8%, respectively.

     The Company recorded an income tax provision of $445,000 and $231,000 for the six months ended June 30, 2001 and 2000, respectively. The company recorded a one-time tax benefit of $390,000 related to foreign tax credits for the six months ended June 30, 2001. The Company’s effective tax rate for the first six months of 2001 was 17%. The Company’s forecasted effective tax rate for the year 2001 is 33%, exclusive of the impact of the one-time benefit. For the quarter ended June 30, 2001, the Company recorded an extraordinary item from early extinguishment of debt, less applicable taxes, of $312,000.

     Net income for the six months ended June 30, 2001 increased by $1.5 million to $1.8 million, as compared to $323,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company’s principal uses of cash historically have been the production and recording of product masters to build the Company’s product master library and debt service. For the six-month periods ended June 30, 2001 and 2000, the Company had average daily borrowings under the credit agreement of $3.8 million and $7.9 million at average rates of 7.8% and 9.8%, respectively. At June 30, 2001, the Company had $17.5 million available to borrow under this agreement.

     On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company has refinanced its previous credit facility with Bank Austria Creditanstalt.

     Cash generated from operations totaled $8.1 million and $5.1 million for the six months ended June 30, 2001 and 2000, respectively. The increase from 2000 to 2001 resulted primarily from increased earnings before depreciation and amortization and the timing of payments for liabilities, principally royalties.

     Investing activities used $2.1 million and $1.9 million during the six months ended June 30, 2001 and 2000, respectively. This consisted, partially, of capital expenditures for computer equipment and capital improvements to existing buildings totaling $251,000 and $444,000 for the six months ended June

30, 2001 and 2000, respectively. The investments in product masters for the six months ended June 30, 2001 and 2000 totaled $1.8 million and $2.0 million, respectively. The investment in product masters related to releases in the first half of 2001 and the continued development of other products by the Company.

     The Company announced on June 29, 2001 the formation of a new subsidiary, Integrity Publishers, that will develop and publish Christian book titles. The Company expects that start-up costs associated with the new subsidiary will reduce earnings by approximately $0.07 per share during the second half of the year ending December 31, 2001.

     The Company made principal payments on its term loan of $1.1 million and $1.3 million in the six months ended June 30, 2001 and 2000, respectively.

     During the six month periods ended June 30, 2001 and 2000, the company did not make any distributions to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment.

Special Cautionary Notice Regarding Forward-Looking Statements

     Certain of the matters discussed in this document including matters discussed under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Incorporated to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management’s estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk is limited to fluctuations in interest rates as it pertains to the Company’s borrowings under its credit facility. As of April 25, 2001, the Company pays interest on borrowings at either the lender’s base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, the Company paid interest on borrowings at either the lender’s base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank’s base rate plus 1 1/2% or LIBOR plus 3%.

     The Company is also exposed to market risk from changes in foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

PART II.

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Company held on May 17, 2001, the following matters were brought before and voted upon by stockholders:

1.	A proposal to elect the following nominees to the Board of Directors to serve until the 2002 annual meeting:

	Class A Common Stock

	For	Withhold Authority	Non-Votes

P. Michael Coleman	1,995,082	64,455	124,463

Jean C. Coleman	1,998,029	61,508	124,463

William A. Jolly	1,998,282	61,255	124,463

Charles V. Simpson	2,001,107	58,430	124,463

Heeth Varnedoe III	2,001,482	58,055	124,463

Jimmy M. Woodward	1,998,082	61,455	124,463

	Class B Common Stock

	For	Withhold Authority	Non-Votes

P. Michael Coleman	34,350,000	0	0

Jean C. Coleman	34,350,000	0	0

William A. Jolly	34,350,000	0	0

Charles V. Simpson	34,350,000	0	0

Heeth Varnedoe III	34,350,000	0	0

Jimmy M. Woodward	34,350,000	0	0

2.	A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2001:

Class A Common Stock

For	Against	Abstain	Non-Votes

2,058,082	900	555	124,463

Class B Common Stock

For	Against	Abstain	Non-Votes

34,350,000	0	0	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number	Exhibit Description

3(i)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994)

3(i).1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995, (incorporated by reference from Exhibit 3(i).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

3(ii)	Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994)

4	Form of Class A Common Stock certificate of the Registrant (incorporated by reference from Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Credit Agreement dated April 25, 2001 by and between Integrity Incorporated and LaSalle Bank National Association (The foregoing is the subject of a request for confidential treatment.) (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.2	Intellectual Property Security Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle Bank National Association (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.3	Security and Pledge Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle Bank National Association (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.4	Employment Agreement dated June 1, 2001 by and between Integrity Incorporated and Byron Williamson.

10.5	Key Employee Change In Control Agreement dated June 1, 2001 by and between Integrity Incorporated and Byron Williamson.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrity Incorporated

Date: August 10, 2001	/s/ P. Michael Coleman

P. Michael Coleman Chairman, President and Chief Executive Officer

Date: August 10, 2001	/s/ Donald S. Ellington

Donald S. Ellington Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)