Form 10-Q/A
period 2001-06-30
INTEGRITY INC
filed 2001-09-13
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                   AMENDMENT 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                          Commission File No. 000-24134

                             INTEGRITY INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                       63-0952549
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                                 1000 Cody Road
                              Mobile, Alabama 36695
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (251) 633-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at September 12, 2001
             -----                             ---------------------------------
Class A Common Stock, $0.01 par value                      2,228,000
Class B Common Stock, $0.01 par value                      3,435,000

                                    PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (A) EXHIBITS

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
3(i)              Certificate of Incorporation of the Registrant, as amended
                  (incorporated by reference from Exhibit 4(a) to the Registrant's
                  Registration Statement on Form S-8 (File No. 33-84584) filed on
                  September 29, 1994).
3(i).1            Certificate of Amendment to the Certificate of Incorporation of the
                  Registrant, dated July 21, 1995, (incorporated by reference from
                  Exhibit 3(i).1 to the Registrant's Quarterly Report on Form 10-Q for
                  the quarter ended September 30, 1995).
3(ii)             Bylaws of the Registrant, as amended (incorporated by reference from
                  Exhibit 3(ii) to the Registrant's Registration Statement on Form S-1
                  (File No. 33-78582), and amendments thereto, originally filed on May 6,
                  1994).
4                 Form of Class A Common Stock certificate of the Registrant
                  (incorporated by reference from Exhibit 4 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2001)
10.1              Credit Agreement dated April 25, 2001 by and between Integrity
                  Incorporated and LaSalle Bank National Association (The
                  foregoing is the subject of a request for confidential
                  treatment.) (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.2              Intellectual Property Security Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle Bank National
                  Association (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.3              Security and Pledge Agreement dated April 25, 2001 by
                  Integrity Incorporated in favor of LaSalle Bank National
                  Association (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.4              Employment Agreement dated June 1, 2001 by and between
                  Integrity Incorporated and Byron Williamson (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2001).
10.5              Key Employee Change In Control Agreement dated June 1, 2001 by and between Integrity Incorporated and Byron Williamson
                  (incorporated by reference from Exhibit 10.5 to the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.6              First Amendment to Credit Agreement dated June 15, 2001 by and between Integrity Incorporated and LaSalle Bank National
                  Association.

                  (B) REPORTS ON FORM 8-K
                  There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTEGRITY INCORPORATED



Date: September 12, 2001               /s/ P. Michael Coleman
------------------------               -----------------------------------------
                                       P. Michael Coleman
                                       Chairman, President and Chief
                                       Executive Officer



Date:  September 12, 2001              /s/ Donald S. Ellington
-------------------------              -----------------------------------------
                                       Donald S. Ellington
                                       Senior Vice President of Finance
                                       and Administration
                                       (Principal Financial and Accounting
                                       Officer)