Form 10-Q
period 2001-09-30
INTEGRITY INC
filed 2001-11-13
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 1000 Cody Road
                              Mobile, Alabama 36695
          -------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (251) 633-9000
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 9, 2001
              -----                            -------------------------------
Class A Common Stock, $0.01 par value                     2,229,200
Class B Common Stock, $0.01 par value                     3,435,000

                                     PART I.

FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             INTEGRITY INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Sep 30, 2001         Dec 31, 2000
                                                                                     ------------         -------------
                                                                                      (Unaudited)
ASSETS
Current Assets
   Cash                                                                                $  4,995             $    801
   Trade receivables, less allowance for returns and
      doubtful accounts of $1,782 in 2001 and $1,241 in 2000                              6,949                5,929
   Other receivables                                                                      1,909                  561
   Inventories                                                                            4,362                5,033
   Other current assets                                                                   1,169                2,140
                                                                                       --------             --------
      Total current assets                                                               19,384               14,464

Property and equipment, net of accumulated depreciation
   of $5,049 in 2001 and $4,519 in 2000                                                   4,000                3,950
Product masters, net of accumulated amortization
   of $15,276 in 2001 and $16,604 in 2000                                                 3,662                5,626
Other assets                                                                              3,089                3,192
                                                                                       --------             --------
   Total assets                                                                        $ 30,135             $ 27,232
                                                                                       ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                   $  2,000             $  2,188
   Accounts payable and accrued expenses                                                  3,931                3,090
   Royalties payable                                                                      4,745                2,920
   Other current liabilities                                                                188                  479
                                                                                       --------             --------
      Total current liabilities                                                          10,984                8,677

Long-term debt                                                                            3,378                1,846
Other long-term liabilities                                                                 129                    7
                                                                                       --------             --------
      Total liabilities                                                                  14,371               10,530

Commitments and contingencies                                                                 0                    0
                                                                                       --------             --------

Minority interest                                                                           577                  746
                                                                                       --------             --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized;
      none issued and outstanding                                                             0                    0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
      2,228,000 and 2,184,000 shares issued and outstanding                                  22                   22
   Class B common stock, $.01 par value, 10,500,000 shares
      authorized; 3,435,000 shares issued and outstanding                                    34                   34
   Additional paid-in capital                                                            12,500               13,857
   Unearned stock option compensation                                                      (232)                (272)
   Retained earnings                                                                      2,917                2,450
   Equity adjustments from foreign currency translation                                     (54)                (135)
                                                                                       --------             --------
      Total stockholders' equity                                                         15,187               15,956
                                                                                       --------             --------
         Total liabilities and stockholders' equity                                    $ 30,135             $ 27,232
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

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                      ------------------------        --------------------------
                                                        2001            2000            2001              2000
                                                      --------        --------        --------          --------
Net sales                                             $ 17,926        $ 12,224        $ 55,703          $ 38,325
Cost of sales                                            9,366           5,961          31,051            20,008
                                                      --------        --------        --------          --------
Gross profit                                             8,560           6,263          24,652            18,317

Marketing and fulfillment expenses                       3,202           2,186           9,792             7,816
General and administrative expenses                      4,215           2,614          10,797             7,847
                                                      --------        --------        --------          --------
   Income from operations                                1,143           1,463           4,063             2,654

Other expenses
   Interest expense, net                                    14             241             230               755
   Other expenses                                           61              24             165                82
                                                      --------        --------        --------          --------
   Income before extraordinary item, minority
      interest and taxes                                 1,068           1,198           3,668             1,817

Provision for income taxes                                 378             463             823               694
Minority interest, less applicable taxes                    22              30              51                95
                                                      --------        --------        --------          --------
Net income before extraordinary item                       668             705           2,794             1,028
                                                      --------        --------        --------          --------

Extraordinary item from early extinguishment
   of debt less taxes of $154                                0               0            (312)                0
                                                      --------        --------        --------          --------
Net income                                            $    668        $    705           2,482          $  1,028
                                                      ========        ========        ========          ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                   128              10              81              (116)
                                                      --------        --------        --------          --------
Comprehensive income                                  $    796        $    715        $  2,563          $    912
                                                      ========        ========        ========          ========

BASIC EPS
Income before extraordinary item                      $   0.12        $   0.13        $   0.50          $   0.18
Extraordinary item                                           0               0           (0.06)                0
                                                      --------        --------        --------          --------
Net Income                                            $   0.12        $   0.13        $   0.44          $   0.18
                                                      ========        ========        ========          ========

DILUTED EPS
Income before extraordinary item                      $   0.10        $   0.12        $   0.44          $   0.17
Extraordinary item                                           0               0           (0.05)                0
                                                      --------        --------        --------          --------
Net income                                            $   0.10        $   0.12        $   0.39          $   0.17
                                                      ========        ========        ========          ========

Weighted average number of shares outstanding
   Basic                                                 5,640           5,614           5,626             5,614
   Diluted                                               6,445           6,116           6,305             6,058

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Nine Months Ended September 30,
                                                                                             -----------------------------------
                                                                                               2001                       2000
                                                                                             --------                   --------
Cash flows from operating activities
Net income                                                                                   $  2,482                   $  1,028
Adjustments to reconcile net income to net cash provided by
   operating activities
   Depreciation and amortization                                                                  601                        787
   Amortization of product masters                                                              4,694                      4,110
   Minority interest                                                                               51                         95
   Stock compensation                                                                              40                         41
   Extraordinary loss on debt extinguishment                                                      466                          0
   Changes in operating assets and liabilities
      Trade receivables                                                                        (1,020)                     1,093
      Other receivables                                                                        (1,348)                        54
      Inventories                                                                                 672                        778
      Other assets                                                                                181                        622
      Accounts payable, royalties payable and accrued
     Expenses                                                                                   1,277                       (790)
      Other current and non current liabilities                                                 1,981                       (305)
      Other                                                                                         0                       (115)
                                                                                             --------                   --------
Net cash provided by operating activities                                                      10,077                      7,398
                                                                                             --------                   --------

Cash flows from investing activities
   Payments received on notes receivable                                                            0                        500
   Purchases of property and equipment                                                           (471)                      (702)
   Payments for product masters                                                                (2,730)                    (2,868)
                                                                                             --------                   --------
Net cash used in investing activities                                                          (3,201)                    (3,070)
                                                                                             --------                   --------

Cash flows from financing activities
   Net borrowings (repayments) under line of credit                                              (874)                    (1,746)
   Distributions to joint venture partner                                                        (250)                         0
   Proceeds from issuance of stock                                                                 51                          0
   Payment to repurchase common stock warrants                                                 (3,423)                         0
   Principal payments of long-term debt                                                         1,814                     (1,938)
                                                                                             --------                   --------
      Net cash used in financing activities                                                    (2,682)                    (3,684)
                                                                                             --------                   --------

Net increase in cash                                                                            4,194                        644
Cash, beginning of period                                                                         801                      1,067
                                                                                             --------                   --------
Cash, end of period                                                                          $  4,995                   $  1,711
                                                                                             ========                   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTEGRITY INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Incorporated (the "Company") is a media-communications company that chiefly produces, publishes and distributes Christian music. It is a producer and publisher of Christian lifestyle products developed to facilitate worship, entertainment and education. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces praise and worship music in different musical styles for specific audiences such as children's music, urban music, youth music and live worship for adult audiences. Integrity's products are sold primarily through retail stores and direct to consumers throughout the United States and internationally in 162 other countries worldwide.

         Integrity Music Europe Ltd. was formed in 1988; Integrity Music Pty. Ltd. was formed in 1991; and Integrity Media Asia Pte. Ltd. was formed in 1995. These wholly-owned subsidiaries of the Company serve to expand the Company's presence in Western Europe, Australia and New Zealand, and Singapore, respectively. Celebration Hymnal LLC was formed in 1997 with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Word Entertainment's interest in the joint venture is presented as a minority interest in these financial statements, as the joint venture is controlled by the Company. Integrity Publishers, Inc. was formed in 2001. This wholly-owned subsidiary was created for the purpose of developing and publishing Christian book titles.

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

         Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries, which include Integrity Music Pty. Ltd., Integrity Music Europe, Ltd., Integrity Media Asia Pte. Ltd., Integrity Publishers, Inc. and of the Celebration Hymnal LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         Revenue is recognized at the time persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured which, for the Company, is usually at the time of shipment. Provisions are made based on estimates derived from historical data for sales returns and allowances in the period in which the related products are shipped. The full amount of the returns allowance is shown, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements. Generally, revenue derived from licensing the use of songs in the Company's song catalogs is recognized when earned and collection is reasonable assured, which is usually at the time of receipt of payment.

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct, retail and e-commerce sales to customers. Marketing expenditures that benefit future periods are capitalized and charged to operations over a period of three to six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements. Marketing costs of approximately $4.7 million and $3.6 million were expensed for the nine months ended September 30, 2001 and 2000, respectively.

FULFILLMENT COSTS

         Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors of the Company's products that are based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company's product for its Retail segment. Distribution fees represented approximately 72.1% of total fulfillment expense for the nine months ended September 30, 2001. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices, and cash processing.

         Additionally, in the Direct to Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $986,000 and $770,000 for the nine months ended September 30, 2001 and 2000, respectively, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect and the adoption of SFAS 142 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

NOTE 2 -- LONG TERM DEBT

         The Company's financing agreement in effect through April 25, 2001 included a revolving credit facility and a term loan that were payable through August 2002. On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through the LaSalle credit facility, the Company has refinanced its previous credit facility with Bank Austria Creditanstalt. In connection with the early extinguishment of the Bank Austria Creditanstalt facility, the Company has recorded a $312,000 charge related to the write-off of unamortized financing costs. At September 30, 2001, there was $0 outstanding under the line of credit and $5.4 million outstanding under the term loan with LaSalle Bank. At September 30, 2000, there was $1.4 million outstanding under the revolving credit facility and $4.3 million outstanding under the term loan with Bank Austria Creditanstalt. The loan with LaSalle carries an interest rate of 6.0%.

         On September 26, 2001, the Company repurchased 818,897 common stock purchase warrants from Bank Austria for approximately $3.4 million in cash.

NOTE 3 -- SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                                               Nine Months Ended September 30,
                                                                                             -----------------------------------
                                                                                               2001                       2000
                                                                                             --------                   --------
         NET SALES
         Retail                                                                              $ 25,647                   $ 19,888
         Direct to Consumer                                                                    24,542                     10,277
         International                                                                          5,454                      5,486
         Book publishing                                                                            0                          0
         Other                                                                                  6,691                      6,221
         Eliminations                                                                          (6,631)                    (3,547)
                                                                                             --------                   --------
            Consolidated                                                                     $ 55,703                   $ 38,325
                                                                                             ========                   ========

         OPERATING PROFIT (BEFORE MINORITY INTEREST)
         Retail                                                                              $  5,589                   $  3,964
         Direct to Consumer                                                                     5,044                      1,736
         International                                                                            949                      1,037
         Book publishing                                                                         (234)                         0
         Other                                                                                   (894)                       216
         Eliminations                                                                              43                          0
                                                                                             --------                   --------
            Consolidated                                                                       10,497                      6,953

         General corporate expense                                                             (6,555)                    (4,381)
         Interest expense, net                                                                   (274)                      (755)
                                                                                             --------                   --------

         Income before income taxes and minority interest                                    $  3,668                   $  1,817
                                                                                             ========                   ========


                                                                                               Three Months Ended September 30,
                                                                                             -----------------------------------
                                                                                               2001                       2000
                                                                                             --------                   --------
         NET SALES
         Retail                                                                              $  8,906                   $  5,812
         Direct to Consumer                                                                     5,955                      3,233
         International                                                                          1,977                      1,594
         Book publishing                                                                            0                          0
         Other                                                                                  2,909                      2,817
         Eliminations                                                                          (1,821)                    (1,232)
                                                                                             --------                   --------
            Consolidated                                                                     $ 17,926                   $ 12,224
                                                                                             ========                   ========

         OPERATING PROFIT (BEFORE MINORITY INTEREST)
         Retail                                                                              $  2,478                   $  1,406
         Direct to Consumer                                                                       953                        694
         International                                                                            382                        248
         Book publishing                                                                         (234)                         0
         Other                                                                                    208                        542
         Eliminations                                                                              51                          0
                                                                                             --------                   --------
            Consolidated                                                                        3,838                      2,890

         General corporate expense                                                             (2,704)                    (1,451)
         Interest expense, net                                                                    (66)                      (241)
                                                                                             --------                   --------

         Income before income taxes and minority interest                                    $  1,068                   $  1,198
                                                                                             ========                   ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales increased $17.4 million or 45.3% to $55.7 million for the nine months ended September 30, 2001, as compared to $38.3 million for the nine months ended September 30, 2000. For the quarter ended September 30, 2001, net sales increased $5.7 million or 46.6% to $17.9 million, from $12.2 million in the same period in 2000. The increase in revenue is primarily attributable to increased volume in the Direct to Consumer segment.

         Sales in the Retail segment increased $5.8 million or 29.0% to $25.6 million for the nine months ended September 30, 2001, compared to $19.9 million in the same period in 2000. For the quarter ended September 30, 2001, sales in the Retail segment increased $3.1 million or 53.2% to $8.9 million, from $5.8 million in the same period in 2000. The increase in the nine-month period was due primarily to sales of "Songs 4 Worship" products. Also contributing to the sales increase was the release of the third WoW Worship album, WoW Worship Green, a collection of the best selling praise and worship songs, created in partnership with Maranatha! and Vineyard. Sales of WoW Worship Green totaled $2.9 million for the nine months ended September 30, 2001. The first WoW Worship album, WoW Worship Blue, was released in the second quarter of 1999, and the second, WoW Worship Orange, was released in the first quarter of 2000. Total WoW Worship sales for the nine months ended September 30, 2001 were $5.9 million compared to $6.0 million for the same period in 2000.

         Sales in the Direct to Consumer segment increased $14.2 million or 138.8% to $24.5 million for the nine months ended September 30, 2001, compared to $10.3 million in the same period in 2000. For the quarter ended September 30, 2001, sales in the Direct to Consumer segment increased $2.7 million or 84.2% to $6.0 million, from $3.2 million in the same period in 2000. This increase was due primarily to sales of the "Songs 4 Worship" products both on television direct marketing and in the new "Songs 4 Worship" continuity program. Though difficult to predict, management anticipates that sales to Time Life for the "Songs 4 Worship" series will decline from year-to-date levels over the remainder of 2001.

         International sales remained constant for the nine months ended September 30, 2001 at $5.5 million, compared to $5.5 million in the same period in 2000. For the quarter ended September 30, 2001, sales in the International segment increased slightly to $2.0 million compared to $1.6 million in 2000. During the nine-month period, the International segment had unfavorable changes in foreign exchange rates and increased competitive pressures in key foreign markets, especially Asia. Management expects these competitive pressures to continue for the remainder of 2001.

         Sales in the Other segment increased by 7.6% to $6.7 million for the nine months ended September 30, 2001, compared to $6.2 million in the same period in 2000 due primarily to additional song copyright royalties generated from the increase in product sales and third party use. For the quarter ended September 30, 2001, sales in the Other segment increased to $2.9 million compared to $2.8 million in 2000.

         New product sales in all segments totaled 2.8 million units or 38.6% of total units sold for the nine months ended September 30, 2001, as compared to
1.7 million units or 31.8% of total units sold for the same period in 2000. The increase in new product sales as a percentage of total sales is due primarily to the "Songs 4 Worship" releases. New product sales are defined as new product releases in the current year.

         Gross profit increased to $24.7 million or 44.3% of sales for the nine months ended September 30, 2001, compared to $18.3 million or 47.8% in the same period in 2000. Gross profit as a percentage of sales decreased for the nine months ended September 30, 2001 compared to the same period in 2000 mainly from the lower gross margin percentages for the WoW Worship albums and the combined "Songs 4 Worship" sales. The gross profit percentage in the Retail segment declined to 45.5% in 2001 from 46.2% in 2000 due primarily to increased sales of the WoW Worship albums and the retail sales of the

"Songs 4 Worship" albums released into the general market in the first quarter of 2001. Because the WoW Worship albums were created in partnership with two other record companies, the Company's gross margin is lower due to higher royalties. The gross margin on the "Songs 4 Worship" sales is lower because the Company sells the product at a wholesale price to Time Life Music for their sales on TV and in the general retail market. The gross margin percentage in the Direct to Consumer segment declined to 42.7% for the nine months ended September 30, 2001, from 52.4% in the same period of 2000, due to the wholesale pricing of the "Songs 4 Worship" sales to Time Life. The gross profit percentage in the International segment increased slightly to 57.5% for the nine months ended September 30, 2001, compared to 57.1% for the same period in 2000.

         The following table shows the gross margin by operating segment:

                                                              Nine Months Ended September 30,
                                                         --------------------------------------
                                                          2001                             2000
                                                         -----                            -----
         Gross margin

         Retail                                           45.5%                           46.2%
         Direct to Consumer                               42.7%                           52.4%
         International                                    57.5%                           57.1%
         Other                                            (7.0)%                          14.0%
         Eliminations                                      2.6%                            7.4%
                                                         -----                            ----
         Consolidated                                     44.3%                           47.8%

                                                              Three Months Ended September 30,
                                                         --------------------------------------
                                                          2001                             2000
                                                         -----                            -----

         Gross margin

         Retail                                           49.2%                           50.8%
         Direct to Consumer                               45.0%                           49.7%
         International                                    57.2%                           60.6%
         Other                                            13.6%                           28.3%
         Eliminations                                      1.2%                            4.9%
                                                         -----                            ----
         Consolidated                                     47.8%                           51.2%

         The Other segment includes revenues from licensing of the Company's copyrights as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company's reserves for product returns and inventory obsolescence.

         Marketing and fulfillment expenses increased 25.3% to $9.8 million or 17.6% of net sales for the nine months ended September 30, 2001, as compared to $7.8 million or 20.4% of net sales for the same period in 2000. For the quarter ended September 30, 2001, marketing and fulfillment expenses were $3.2 million or 17.9% of net sales, compared to $2.2 million or 17.9% of net sales for the same period in 2000. The increase in marketing and fulfillment expenses is primarily attributable to increased fulfillment costs in the Retail segment that now comprises 46.0% of consolidated net sales. Additionally, fulfillment costs related to the WoW Worship albums are at a higher rate than other products due to the joint marketing agreement discussed above.

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

         General and administrative expenses increased to $10.8 million or 19.4% of net sales for the nine months ended September 30, 2001, as compared to $7.8 million or 20.5% of net sales for same period in 2000. For the quarter ended September 30, 2001, general and administrative expenses were $4.2 million or 23.5% of net sales, compared to $2.6 million or 21.4% of net sales for the same period in 2000. The increase in general and administrative expenses is primarily attributable to the adoption of new annual and long-term incentive plans, additional personnel expenses, increased professional fees and expenses related to Integrity Publishers, Inc.

         Operating profit in the Retail segment was $5.6 million, or 21.8% of sales, for the nine months ended September 30, 2001, from $4.0 million or 19.9% of net sales in the same period in 2000. The increase is due primarily to increases in sales due to various product releases in the first half of 2001 as discussed above. Operating profit in the Direct to Consumer segment increased 190.6% to $5.0 million or 20.6% of net sales for the nine months ended September 30, 2001, from $1.7 million or 16.9% of sales in the same period in 2000 due to the "Songs 4 Worship" sales mentioned previously and due to lower marketing and fulfillment costs related to these sales. Operating profit in the International segment decreased by 8.5% to $949,000 for the nine months ended September 30, 2001, from $1.0 million for the same period in 2000 due to lower gross margins generated from the sales decline explained previously. The Other segment includes copyright revenues as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company's reserves for product returns, inventory obsolescence and bad debt.

         Interest expense decreased $525,000 to $230,000 or 0.4% of net sales for the nine month period ended September 30, 2001, as compared to $755,000 or 2.0% of net sales for the same period in 2000. The decrease for the nine months ended September 30, 2001 was the result of lower average debt levels in 2001. The average interest rate for the nine months ended September 30, 2001 and 2000 was 7.3% and 10.8%, respectively.

         The Company recorded an income tax provision of $823,000 and $694,000 for the nine months ended September 30, 2001 and 2000, respectively. The Company recorded a one-time tax benefit of $390,000 related to foreign tax credits for the nine months ended September 30, 2001. The Company's effective tax rate for the first nine months of 2001 was 21%. The Company's forecasted effective tax rate for the year 2001 is 35%, exclusive of the impact of the one-time benefit. For the nine months ended September 30, 2001, the Company recorded an extraordinary item from early extinguishment of debt, less applicable taxes, of $312,000.

         Net income for the nine months ended September 30, 2001 increased by $1.5 million to $2.5 million, as compared to $1.0 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library and debt service. For the nine-month period ended September 30, 2000, the Company had average daily borrowings under the Bank Austria Creditanstalt credit agreement of $7.0 million at an average rate of 10.6%, and had $4.6 million available to borrow under this agreement.

         On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company has refinanced its previous credit facility with Bank Austria Creditanstalt. At September 30, 2001, the Company had average daily borrowings under the LaSalle credit facility of $2.9 million at an average rate of 6.8%, and had $6.0 million available to borrow under the line of credit and $7.6 million under the term loan.

         On September 26, 2001, the Company repurchased warrants to purchase 818,897 shares of the Company's common stock from Bank Austria for approximately $3.4 million in cash.

         Cash generated from operations totaled $10.1 million and $7.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increase from 2000 to 2001 resulted primarily from increased earnings before depreciation and amortization and the timing of payments for liabilities, principally royalties.

         Investing activities used $3.2 million and $3.1 million during the nine months ended September 30, 2001 and 2000, respectively. This consisted, partially, of capital expenditures for computer equipment and capital improvements to existing buildings totaling $471,000 and $702,000 for the nine months ended September 30, 2001 and 2000, respectively. The investments in product masters for the nine months ended September 30, 2001 and 2000 totaled $2.7 million and $2.9 million, respectively. The investment in product masters related to releases in the nine months ended September 30, 2001 and the continued development of other products by the Company.

         The Company announced on June 29, 2001 the formation of a new subsidiary, Integrity Publishers, that will develop and publish Christian book titles. The Company expects that start-up costs associated with the new subsidiary will reduce earnings by approximately $0.07 per share for the year ending December 31, 2001.

         The Company made principal payments on its term loans of $1.8 million and $1.9 million in the nine months ended September 30, 2001 and 2000, respectively.

         During the nine-month periods ended September 30, 2001 and 2000, the Company made contributions to its 50% partner in the Celebration Hymnal LLC joint venture, Word Entertainment of $250,000 and $0, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect and the adoption of SFAS 142 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document including matters discussed under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Incorporated to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in the Company's Report on Form 10-K for the fiscal year ended December 31, 2000. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management's estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. As of April 25, 2001, the Company pays interest on borrowings at either the lender's base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria Creditanstalt credit facility, the Company paid interest on borrowings at either the lender's base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank's base rate plus 1 1/2% or LIBOR plus 3%.

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

10.1               Employment Agreement dated June 1, 2001 by and between Integrity Incorporated and Byron
                   Williamson (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 2001).

10.2               Key Employee Change In Control Agreement dated June 1, 2001 by and between Integrity
                   Incorporated and Byron Williamson (incorporated by reference from Exhibit 10.5 to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3               Employment Agreement dated October 29, 2001 by and between Integrity Incorporated and Danny
                   McGuffey.

10.4               Key Employee Change in Control Agreement dated October 29, 2001 by and between Integrity
                   Incorporated and Danny McGuffey.

10.5               Credit Agreement dated April 25, 2001 by and between Integrity Incorporated and
                   LaSalle Bank National Association (The foregoing is the subject of a request for confidential treatment.) (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.6               Intellectual Property Security Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle Bank National Association (incorporated by reference from Exhibit 10.2 to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.7               Security and Pledge Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle
                   Bank National Association (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended March 31, 2001).

10.8               First Amendment to Credit Agreement dated June 15, 2001 by and between Integrity Incorporated and
                   LaSalle Bank National Association (incorporated by reference from Exhibit 10.6 to the
                   Registrant's Quarterly Report on Form 10-Q Amendment 1 for the quarter ended June 30, 2001).

10.9               Warrant Repurchase Agreement dated September 26, 2001, by and between Integrity Incorporated and
                   Bank Austria AG, Grand Cayman Branch.

10.10              Lease dated August 24, 2001 by and between Park Center Partnership II and Integrity Incorporated.

10.11              Integrity Incorporated 2001 Long-Term Incentive Plan, adopted by the Board of Directors of
                   Integrity Incorporated on November 2, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                   (B) REPORTS ON FORM 8-K
                   During the three months ended September 30, 2001, Integrity filed the following report on Form 8-K:
                   Form 8-K dated September 26, 2001 relating to Integrity's repurchase of warrants to purchase 818,897 shares of Integrity's common stock from Bank Austria AG,
                   Grand Cayman Branch.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             INTEGRITY INCORPORATED


Date: November 12, 2001       /s/ P. Michael Coleman
-----------------------      -----------------------------------------------
                             P. Michael Coleman
                             Chairman, President and Chief Executive Officer



Date: November 12, 2001      /s/ Donald S. Ellington
-----------------------     ------------------------------------------------
                            Donald S. Ellington
                            Senior Vice President of Finance and Administration
                            (Principal Financial and Accounting Officer)