Form 10-K
period 2001-12-31
INTEGRITY INC
filed 2002-03-28
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 000-24134

                             INTEGRITY INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  63-0952549
---------------------------------------     ------------------------------------
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


                      CLASS A COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Class A Common Stock on the Nasdaq National Market on March 15, 2002, was $10,244,508. Solely for the purpose of the foregoing calculation, all executive officers and directors of the Registrant have been deemed to be "affiliates" of the Registrant.

         The number of shares of the Registrant's Class A Common Stock, $0.01 par value per share, outstanding at March 15, 2002 was 2,301,000.

         The number of shares of the Registrant's Class B Common Stock, $0.01 par value per share, outstanding at March 15, 2002 was 3,435,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2002 are incorporated by reference into Part III hereof.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Incorporated (the "Company" or "Integrity") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. For any forward-looking statements contained, or incorporated by reference, herein, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. Any forward-looking statements represent management's estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

                                     PART I.

ITEM 1. BUSINESS

INTRODUCTION

         Integrity is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children's music, gospel music for the African-American audience, youth music and live worship music for adult audiences. According to Soundscan's Top 50 Praise and Worship Titles chart of December 30, 2001, the Company is the leading Praise and Worship music company, with a 64% share of the Christian Bookstore Association ("CBA") market. The Company was also the No. 2 Christian music label in the CBA market for 4 years running according to Soundscan. Integrity's products are sold primarily through retail stores and direct-to-consumers throughout the United States and in 176 other countries worldwide. The Company has determined that its business is operated in segments based on these distribution channels. For specific information regarding the financial performance of each segment, see Note 9 of the Notes to Consolidated Financial Statements.

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

         Integrity was organized as an Alabama corporation on May 1, 1987, and was reincorporated in Delaware on October 1, 1993.

         In June 2001, Integrity announced the formation of a new subsidiary, Integrity Publishers, Inc., that will develop and publish Christian books. The first product offerings are scheduled for release in the third quarter of 2002, and will be sold through Christian retail (CBA stores), general retail and direct-to-consumer channels.

PRODUCTS

     Concept Products

         Praise and Worship concept products are centered around a specific theme or event rather than being focused on a specific artist. The Company's original concept product series, Hosanna! Music(R), consists of live recordings of Praise and Worship music sung by an audience and worship leader rather than a performing artist. The Company's Hosanna! Music(R) series has proven to be a successful product line having just released its 108th recording in March 2002.

         The Company's concept product line now includes: Hosanna! Music(R), Urban Praise(R), FairHope Records(R), classic Praise and Worship music grouped according to themes and designed for budget-conscious customers; Songs4Worship(R), World's Best Praise and Worship(R); and Integrity Notes(R), a series of greeting cards for general occasions and specialty cards related to seasonal events, featuring verses from our Praise and Worship songs.

      Artist Products

         In addition to concept products, the Company also produces artist recordings in which the artist is the main focal point. These products have recently included "Shake The Foundation" with Joe Pace, "Get Ready - The Best of T.D. Jakes" with T.D. Jakes, "I Will Sing" with Don Moen, "Lion of Judah" with Paul Wilbur, "We Offer Praises" with Ron Kenoly, "Never Gonna Stop" with Tommy Walker, "More Than Enough" with Gary Oliver, and "Open The Eyes of My Heart" with Paul Baloche.

     Other Products

         The Company has also produced numerous musical video products, including: recordings of live performances by the Company's artists, such as Ron Kenoly's videos "We Offer Praises," "Majesty," "High Places" and "Welcome Home," and the Gold-certified videos "Lift Him Up," "God is Able" and "Sing Out," the first Hosanna! title to appear on Billboard's Top 40 Music Video Chart. The popular children's music series, Just-For-Kids(R), featuring the Donut Man(R), includes nine Gold-certified and three Platinum-certified videos. Other videos include the Gold-certified Praise! Aerobics(R), Praise and Worship music recorded specifically for aerobic exercises and "Woman Thou Art Loosed" with T.
D. Jakes. Other products include Integrity Music Worship Software(R), designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking. The Company, in partnership with two other Praise and Worship music companies, has also produced the Double-Platinum certified "WoW Worship (Blue)" and the Platinum certified "WoW Worship (Orange)". The Company has also developed the Songs4Worship series in conjunction with Time Life Music, which includes the Double-Platinum certified "Songs4Worship - Shout To The Lord", the first release in the series.

         Integrity's Christian music products also include printed music such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produces "God With Us," winner of the 1994 Gospel Music Association Dove Award for best musical, which has remained on the best sellers list on the non-seasonal musical charts for seven years running. "God For Us," "Let Your Glory Fall," "God In Us" and "Hillsongs Choral Collection" ranked among the top 10 in the non-seasonal musical and adult collection charts. "We Believe" and "Redeemer, Savior, Friend" ranked among the top 10 in the youth musical non-seasonal charts in recent years. The musicals were ranked by The Church Music Report ("TCMR"). Other printed music products include orchestrations and "The Celebration Hymnal", a joint venture with Word Entertainment ("Word"), featuring over 700 songs and hymns. Sales of this hymnal had exceeded one million units by year-end 2001.

         Integrity's new subsidiary, Integrity Publishers, Inc., is scheduled to release its first Christian books into the market in the fall of 2002. These Christian books will be sold through Christian retail, general retail and direct-to-consumer channels.

PRODUCT CREATION

         The Company's music product development process is based upon the creation of new concept or artist products that are designed, scripted and marketed to respond to a specific demand. Integrity conducts a planning process for each new product in order to determine whether the final product is likely to be successful in the market for which it is designed.

         New product concepts are based on responses to surveys of the Company's current customer base as well as other market and product research conducted by the Company and by independent consultants. Once a new product concept has been identified, the concept is reviewed and discussed by representatives of Integrity's creative, marketing and finance divisions. If the product concept is approved by that group, then Integrity assembles a creative team, which includes one or more artists and producers, generally employed on a freelance or contract basis, and members of Integrity's creative division.

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

DISTRIBUTION

         The Company distributes its products domestically through two primary channels: direct-to-consumer and retail markets. In addition, the Company has an international distribution network that reaches markets in 176 countries.

     Direct-To-Consumer

         The Company's direct-to-consumer activities are based on a variety of methods designed to reach the consumer directly. Among the methods are continuity clubs, through which the member receives a new selection every six to eight weeks and is billed for each product. Shipments continue until the Company is instructed to cancel the membership. This differs from certain other music clubs in which members have a "negative option" allowing them to decline monthly selections before they are mailed and in which their only obligation is to purchase a certain number of products over a stated period of time.

         The Company rents mailing lists that include subscribers to Christian magazines, purchasers of Christian mail order products and donors to Christian ministries. When available, the Company obtains new mailing lists to conduct a one-time solicitation in an approved direct mailing. Once a response is received by Integrity, the customer's name is added to the Company's own mailing list. Integrity also builds its direct-to-consumer database through space advertisements in Christian magazines, television advertising and Internet marketing.

         The Company's first continuity club, Hosanna! Music(R), has just released its 108th recording in March 2002. Currently the Company operates several continuity clubs, including the Songs4Worship and Integrity Notes(R) series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

         In addition to continuity clubs, the Company's direct-to-consumer program includes mail order catalog sales, telemarketing, one-time offers to active customers, television offers and sales through the Internet. The mail order catalog and telemarketing programs are designed to increase sales to the Company's current customers by increasing their awareness of Integrity's full line of products, as well as to develop new customers for Integrity products. The Company operates its Internet activity through integritymusic.com and songs4worship.com. We have also expanded our marketing through direct response television including the Songs4Worship series advertising with Time Life Music. The direct-to-consumer segment also includes direct sales to churches of printed products, including "The Celebration Hymnal," which features over 700 songs and hymns and was introduced in 1997 in a joint venture with Word.

     Retail Markets

         Integrity's retail sales activities are targeted at two markets, the Christian retail market ("CBA"), which includes sales of choral music products, and the general retail market. The Company currently utilizes Word to serve the CBA market.

         All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity's products. Products are shipped and invoiced based on orders received directly from Word's sales force through a computerized order entry system. Word services the Company's customers from one warehouse located in Tennessee. During 2001, SoundScan ranked Word as the number two distribution company in the CBA market.

         The Company has recently concluded a global marketing and distribution agreement with Sony Music Entertainment and its subsidiary Epic Records for the distribution of our products in the general retail market. During 2001, SoundScan ranked Integrity as the number three Christian label in the general market.

         Retail sales efforts are supported by Integrity's own in-house staff for marketing, covering such things as point-of-purchase advertising, radio promotion, and product publicity. The Company also utilizes the marketing expertise of several outside marketing firms.

     International

         The Company's international sales are made through a subsidiary located in the United Kingdom (responsible for Europe), a subsidiary located in Australia (responsible for Australia, New Zealand and the Solomon Islands), a subsidiary located in Singapore (responsible for Singapore and Myanmar), and an office located at the Company's headquarters in Mobile, Alabama (responsible for Latin America). In addition, products are sold to more than 60 independent distributors who are licensed to manufacture Integrity products from master recordings and distribute them in a country or region and to approximately 18 importers to whom the Company provides products. The Company's international distribution network reaches markets in 176 countries. The Company continually evaluates ways to expand into various markets through importers or through distributors licensed to produce Integrity products from a master recording. For specific financial information regarding the geographic areas that the Company's international distribution network reaches, see Note 9 to Notes to Consolidated Financial Statements.

         The Company also develops products specifically for certain markets. This effort includes recording songs in indigenous languages as well as utilizing local artists and local songs to produce the recordings. Integrity currently produces products in the Russian, Spanish, Mandarin Chinese, French, German, Hindi, Portuguese and Indonesian languages. Integrity artists are also involved in live performance tours to various countries.

SONG PUBLISHING

         The Company's song catalog has accumulated ownership rights for over 2,800 songs and has generated a significant amount of royalty income from use by third parties. A majority of the songs appearing on Integrity recordings are published from the Company's song catalog.

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

         The Company licenses the use of its songs to churches through Christian Copyright Licensing, Inc. ("CCLI"). Through CCLI, churches in the United States are able to pay one licensing fee for the use of numerous Christian song copyrights. The Company is paid a percentage of the licensing fees collected by CCLI based on CCLI's estimates of the percentage of Integrity songs utilized by the churches.

WAREHOUSING AND FULFILLMENT

         Integrity currently contracts with Word for its CBA retail market warehousing, physical inventory and distribution functions. Word is one of several companies that provide this service in the CBA market. All CBA retail market sales functions are currently performed by Word's sales force. Many direct-to-consumer fulfillment services, excluding warehousing and physical inventory functions, for Integrity's direct-to-consumer programs are provided by Client Logic located in Clifton, New Jersey. Some of the order entry and data fulfillment services for direct-to-consumer are handled by Integrity's own staff in Mobile. In addition to managing most of the Company's database of customer names, Client Logic also provides most of the fulfillment activities for the direct-to-consumer operation, including order receipt and processing, data entry, invoicing and payment processing. Integrity's own distribution center located in Mobile is responsible for its direct-to-consumer and international warehousing, physical inventory and distribution functions. Most of our products are sold on a returnable basis, which is standard music and book publishing industry practice.

COPYRIGHTS AND ROYALTY AGREEMENTS

         The Company's music products are protected under applicable domestic and international copyright laws. In addition, Integrity currently has ownership rights to approximately 2,800 songs, which are also protected under copyright law.

         In general, works that are protected under copyright laws are proprietary, which means that for a fixed period of time the copyright owner has the exclusive right to control the publication (or other reproduction) of the copyrighted work. Subject to the compulsory licensing provisions of the United States Copyright Act covering audio recordings, a copyright owner may license others to publish, reproduce, or otherwise use its copyrighted work, on an exclusive or nonexclusive basis, subject to limitations (such as duration and territory) and upon such other terms and conditions, including royalty payments, as the copyright owner may require. Despite these protections, the Company's revenues may be adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," and by home taping for personal use. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.

         Integrity pays royalties in two different categories. The Integrity songwriters are paid by Integrity's song publishing division when their songs are used on an Integrity product and by other companies when used on third party products. Artists, producers and other song publishers are paid based on Integrity's sales of products containing their works. Integrity owns the majority of the songs it produces, and does not have to pay publisher royalties to third parties for those songs.

SEASONALITY

         Retail sales are typically higher in the third and fourth quarters because of holiday promotions. Direct-to-Consumer sales are typically higher in the first quarter as a result of significant marketing promotions in late December. Direct-to-Consumer promotions require a build up in inventory in the fourth quarter and as a result, sales and accounts receivable increase in the first quarter. It is important to note that sales from quarter to quarter depend heavily on marketing promotions and new product releases. Accordingly, results of operations in any one quarter may not be indicative of results of operations for the entire year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.

COMPETITION

         The Company faces intense competition for discretionary consumer spending from numerous other music companies, book publishers and entertainment companies that utilize various formats, including audio recordings, film, video and other media. Integrity competes directly with the products of other record companies, book publishers and music publishers that distribute Christian music and books to Christian bookstores, as well as with a number of secular companies. Many of the Company's competitors have substantially greater financial resources than Integrity. The Company competes on the basis of its ability to produce new products that are attractive to consumers, sign established and new artists, songwriters and authors and gain access to distribution channels.

         Many of the Company's competitors have significantly longer operating histories and greater revenues from their music product lines. The Company's ability to continue to compete successfully will be largely dependent upon its ability to build and maintain its reputation for quality Christian music and books, as well as other communication products. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.

EMPLOYEES

         As of December 31, 2001, the Company employed 176 individuals, 141 of whom were located at the Company's Mobile, Alabama, headquarters and 3 were located at the Brentwood, Tennessee offices of Integrity Publishers, Inc.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

GOVERNMENT REGULATION

         The Company's direct-to-consumer program is subject to federal regulations governing unfair methods of competition and unfair or deceptive acts and practices in or affecting commerce. These regulations generally prohibit the solicitation of any order for sale of merchandise through the mail unless at the time of solicitation the seller has a reasonable basis to expect that he will be able to ship the merchandise within the time period indicated or within thirty days if no time period is indicated. If there is any delay in the applicable time period, the regulations require the seller to give the buyer the option to cancel the order and receive a prompt refund or consent to a delay in shipment. Management believes that the Company is in full compliance with the applicable federal regulations governing its direct-to-consumer programs.

ITEM 2. PROPERTIES.

         The Company owns a 25,000 square-foot headquarters and studio facility in Mobile, Alabama, which houses its executive offices, management and sales staff. This facility was constructed in 1983 and is pledged as security for the Company's indebtedness. The Company leases a 30,000 square foot building located in Mobile, Alabama, which houses its distribution and warehousing center. The Company leases 5,400 square feet of office space in Brentwood, Tennessee, to house its recently-created book publishing subsidiary, Integrity Publishers, Inc.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings that management believes will have a material effect on Integrity's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2001.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Integrity's Class A Common Stock is traded on The Nasdaq National Market under the symbol "ITGR". Integrity's Class B Common is not traded on any public market. The table below sets forth the quarterly high and low sales price as reported on The Nasdaq National Market and The Nasdaq SmallCap Market for the Class A Common Stock from January 1, 2000 through March 15, 2002. The last sale price of the Class A Common Stock on March 15, 2002 was $5.26.

                                                     High       Low
                                                     -----     -----
          Fiscal Year 2000

          First Quarter                              4.000     2.813
          Second Quarter                             3.750     3.000
          Third Quarter                              3.750     3.313
          Fourth Quarter                             3.688     2.375

          Fiscal Year 2001

          First Quarter                              4.063     2.938
          Second Quarter                              5.91     3.313
          Third Quarter                               7.77      4.81
          Fourth Quarter                              8.80      5.76

          Fiscal Year 2002

          First Quarter (through March 15, 2002)      6.45      4.77

         As of March 15, 2002, there were approximately 101 holders of record and approximately 1,500 beneficial owners of Integrity's Class A Common Stock, and three holders of record of Integrity's Class B Common Stock.

         Integrity has never declared or paid any cash dividends on its shares of Class A or Class B Common Stock or any other of its securities. The current policy of Integrity's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of Integrity's business, and, therefore, the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. In addition, Integrity's ability to pay dividends is limited by its existing credit agreement and may be limited in the future by the terms of then-existing credit facilities. See Note 5 of the Notes to Consolidated Financial Statements.

         The Company's Class A Common Stock was listed on The Nasdaq SmallCap Market effective October 2, 1998 and on The Nasdaq National Market effective November 20, 2001.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical balance sheet and statement of operations data presented below for each of the five years in the period ended December 31, 2001 have been derived from the Company's audited consolidated financial statements.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                      Year Ended December 31
                                                               (in thousands, except per share data)
STATEMENT OF OPERATIONS                          2001           2000           1999           1998           1997
                                               --------       --------       --------       --------       --------
Net sales                                      $ 70,958       $ 51,819       $ 45,326       $ 38,847       $ 34,954
Cost of sales                                    38,089         27,072         22,268         18,254         15,427
                                               --------       --------       --------       --------       --------
Gross profit                                     32,869         24,747         23,058         20,593         19,527
Marketing and fulfillment expenses               12,815         10,496         10,404          9,023          9,450
General and administrative
   Expenses                                      14,729         10,698          9,751          8,557          7,796
                                               --------       --------       --------       --------       --------
Income from operations                            5,325          3,553          2,903          3,013          2,281
Interest expense (net)                              281            932          1,292          1,529          1,790
Other (income) expense                              184            137           (352)             0              3
                                               --------       --------       --------       --------       --------
Income before extraordinary
   item, minority interest and taxes              4,860          2,484          1,963          1,484            488
Income tax (expense) benefit                     (1,632)          (600)          (481)           467             70
Minority interest, net of tax                      (105)          (188)           (55)          (200)           (37)
                                               --------       --------       --------       --------       --------
Net income before extraordinary item           $  3,123       $  1,696       $  1,427       $  1,751       $    521

Extraordinary item from early
extinguishment of debt less taxes of $154          (312)             0              0              0              0
Net income                                     $  2,811       $  1,696       $  1,427       $  1,751       $    521
                                               ========       ========       ========       ========       ========

Basic EPS
Income (loss) before extraordinary
   Item                                        $   0.56       $   0.30       $   0.26       $   0.32       $   0.09
Extraordinary item                                (0.06)             0              0              0              0
                                               --------       --------       --------       --------       --------
Net income (loss)                              $   0.50       $   0.30       $   0.26       $   0.32       $   0.09
                                               ========       ========       ========       ========       ========
Diluted EPS
Income (loss) before extraordinary
   Item                                        $   0.50       $   0.28       $   0.24       $   0.30       $   0.09
Extraordinary item                                (0.05)             0              0              0              0
                                               --------       --------       --------       --------       --------
Net income                                     $   0.45       $   0.28       $   0.24       $   0.30       $   0.09
                                               ========       ========       ========       ========       ========
Weighted average number of
   Shares outstanding
       Basic                                      5,638          5,615          5,579          5,514          5,514
       Diluted                                    6,238          6,058          6,032          5,805          5,514

                                                                         As of December 31
                                                                           (in thousands)
BALANCE SHEET DATA                               2001           2000           1999           1998           1997
                                               --------       --------       --------       --------       --------
Net working capital                            $  8,150       $  5,787       $  8,179       $  9,536       $  8,831
Total assets                                     31,367         27,232         29,341         31,377         30,775
Total bank debt (1)                               4,878          4,034          8,705         12,968         15,117
Stockholders' equity                             15,418         15,956         14,289         12,758         11,076


(1) Includes discount of $0 at December 31, 2001, $403 at December 31, 2000, $649 at December 31, 1999, $832 at December 31, 1998 and $1,064
         at December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the Notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

REVENUE RECOGNITION

         The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. We derive our revenue from two primary sources: (1) product sales from CD's, cassettes, or books; and (2) copyright revenue from third-party use of our product masters and song catalog.

         Revenue from product sales is generally recognized when delivery has occurred and at the time title passes to the customer. For product sales direct-to-consumers that allow a trial or acceptance period, title is not deemed to have passed nor revenue recognized until the acceptance periods have expired. Generally, these acceptance periods are fifteen days after receipt of product. Provisions for sales returns and allowances are made in the period in which the related products are shipped or title passes based on estimates derived from historical data. The allowance represents the gross sales price and is recorded in the period in which the related products are shipped. The returns allowance is presented, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements.

         Revenue earned from licensing the use of songs or product masters in the Company's song catalogs is generally recognized as payments are received from licensees. If the Company has information related to the licensed use of songs that would result in the revenue being fixed and determinable, and collection reasonably assured, then revenue is recognized in the periods in which the license revenue is earned.

ALLOWANCES FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.

         Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences could result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

         Similarly, our management must make estimates of the uncollectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences could result in the amount and timing of expense recorded if management made different judgments or utilized different estimates.

         Our accounts receivable balance at December 31, 2001 was $5.4 million, net of allowances for returns of $1.2 million and net of allowances for doubtful accounts of $600,000.

PRODUCT MASTERS

         Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized, not to exceed a three year period. Management periodically reviews the product masters amortization rates and adjusts the rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master, and studio facility charges. A significant portion of these product master costs are capitalized costs of the Company's resources, both personnel and equipment related, that can be primarily associated with the creation of the product master. Because consumer tastes, which are unpredictable and constantly changing, primarily determine the commercial success of any work, estimates must be made regarding future sales. Changes in management's judgment or estimates could result in different amortization rates.

         Our product masters balance at December 31, 2001 was $3.5 million, net of accumulated amortization of $15.9 million.

ADVANCE ROYALTIES AND ROYALTIES PAYABLE

         Royalties earned by publishers, authors, producers, songwriters and artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized if the past performance and current popularity of the artist/author to whom the advance is made demonstrates such amounts will be recoverable from future royalties to be earned by the artist/author. Such capitalized amounts are included as a component of Other Current Assets in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of advance royalties totaled $1.2 million at December 31, 2001. The Company expects that any royalty advances will be recouped over future sales.

         Royalties payable to publishers, authors, producers, songwriters and artists from the related product sale or from the related copyright revenues are recorded in the period in which the revenue is recognized. Royalties payable are reduced for the estimated royalties that will not be paid due to product returns and bad debts based on historical experience. Royalty payments are generally made on a quarterly basis, 45 days after the end of a quarter. The amount of royalties payable totaled $4.3 million at December 31, 2001.

OVERVIEW

         The Company is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children's music, gospel music for the African-American audience, youth music and live worship music for adult audiences. The Company's recorded music products fall into two broad categories: concept products and artist products. Concept products are centered on a specific theme, such as Praise and Worship, and artist products are those in which the artist is the focal point. Some of the Company's concept product lines are Hosanna! Music(R), Urban Praise(R), FairHope Records(R), Songs4Worship(R) and Just-For-Kids(R). The Company has several artists under contract, including leaders in Christian music such as Don Moen, Ron Kenoly, Paul Wilbur, Tommy Walker, Gary Oliver, Darrell Evans and Paul Baloche. In addition to audio recordings, Integrity produces Christian music video and DVD products, printed music such as songbooks and sheet music, books and software. The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct to Consumers, International and Other channels. The Retail channel primarily represents sales to Christian retailers through Word, special event sales, sales of choral products and sales to the general market through Sony Music Entertainment and its subsidiary Epic Records. Direct-to-Consumers primarily represents sales from direct mail programs but also includes Internet sales, television sales and sales of print products directly to churches, including sales of the Celebration Hymnal through a joint venture controlled by the Company. The International channel represents an international distribution network that reaches markets in 176 countries. All transactions with foreign entities, whether they are shipped from the United States or from one of the Company's three subsidiaries in Singapore, the United Kingdom and Australia, are reported in this segment. Christian retailers are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Other segment includes copyright revenue and other distribution sales.

         The following historical analysis shows the percentage of sales by segment:

                          2001          2000          1999
                         ------        ------        ------
Direct-to-Consumer        41.7%         30.9%         27.8%
Retail Markets            47.1%         50.1%         49.2%
International             11.2%         14.5%         16.0%
Other                     12.7%         14.2%         14.9%
Eliminations             (12.7%)        (9.7%)        (7.9%)

         The Direct-to-Consumer segment, as a percent of total sales, increased largely due to the sales to Time Life for the Songs4Worship continuity program. As a result, the Retail, International and Other segments decreased as a percent of total sales, although net sales in these segments increased for the year as compared to 2000.

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

                                                 Percentage of Net Sales
                                                  Year Ended December 31
                                              2001         2000         1999
                                             ------       ------       ------
         Net Sales                           100.0%       100.0%       100.0%
         Cost of Sales                        53.7%        52.2%        49.1%
         Gross Profit                         46.3%        47.8%        50.9%
         Marketing and Fulfillment
         Expenses                             18.1%        20.3%        23.0%
         General and Administrative
         Expenses                             20.8%        20.6%        21.5%
         Income from operations before
         taxes and minority interest           6.8%         4.8%         4.3%

THE YEAR ENDED DECEMBER 31, 2001 ("2001") COMPARED TO THE YEAR ENDED DECEMBER 31, 2000 ("2000")

         Net sales increased 36.9% to $71.0 million in 2001 from $51.8 million in 2000. The increases were mainly attributable to increases in the Direct-to-Consumer and Retail Market segments. Major new releases in 2001 included WoW Worship Green and various releases of the Songs4Worship series. In 2001, new products accounted for 3.9 million units, or 29.1% of the total units sold. The new products released in 2001 featured several of Integrity's best-selling artists such as Paul Wilbur, Paul Baloche, Ron Kenoly and Don Moen. Three of the best selling albums of the year were Songs4Worship "Shout To The Lord," Songs4Worship "Be Glorified" and WoW Worship (Green). All three of the albums are compilations of the "best" Praise and Worship songs. The WoW albums were created in partnership with two other Christian Praise and Worship song providers. Songs4Worship is a continuity series of Praise and Worship compilations developed in partnership with Time Life Music. According to Time Life Music, the Songs4Worship continuity series, released in the fourth quarter of 2000, "generated the strongest initial response for a music product launch in Time Life Music's history." Over 1 million consumers joined Time Life Music's continuity series that was advertised on mainstream television in the United States. Time Life Music spent the equivalent of $30 million in television advertising for this series. Due to the success of the Songs4Worship series and the WoW albums, substantial progress was made in 2001 in broadening the overall market for Praise and Worship music. As the leader in this genre, Integrity should benefit from this increased exposure. Due primarily to the success of Time Life Music's Songs4Worship continuity program, sales in the Direct-to-Consumer segment increased 84.8% to $29.6 million in 2001 from $16.0 million in 2000. Due to the retail release of the Songs4Worship albums, sales in the Retail segment increased 28.7% to $33.4 million in 2001, from $26.0 million in 2000. Total WoW sales were $6.5 million in 2001 as compared to $7.5 million in 2000. Revenues in the International segment increased 5.8% to $7.9 million in 2001 from $7.5 million in 2000, due primarily to the release of the Songs4Worship series in Australia and New Zealand. Other International divisions and subsidiaries were impacted negatively due to local competitive pressures and declining economic conditions in their areas, especially Singapore and Latin America. Management expects these conditions to continue in 2002. Revenues in the Other segment increased 23.3% to $9.0 million in 2001, from $7.3 million in 2000, due primarily to additional song copyright royalties generated from the increase in product sales and third party use. Due primarily to the increase in sales, bad debts and returns were $6.7 million in 2001, compared to $4.8 million in 2000.

         Management does not expect the level of success of the Songs4Worship series to be as substantial in 2002 as it was in 2001. Revenue in 2002 from this series is projected to be approximately 50% of the 2001 numbers. However, the Company and Time Life have been in discussions concerning new project ideas and various line extensions, and several new products are scheduled for release in 2002. In addition, the partnership agreement that resulted in the development and release of the three WoW Worship albums is still in place, and the Company will continue to sell these albums. However, the Company does not expect to produce any new WoW Worship albums beyond the original three.

         Gross profit increased 32.8% to $32.8 million in 2001 from $24.7 million in 2000, due primarily to the increases in revenue discussed previously. Gross profit as a percentage of sales was 46.3% and 47.8% for the years ended December 31, 2001 and 2000, respectively. The decrease in gross profit as a percentage of sales was primarily due to the Songs4Worship sales to Time Life and due to an increase in the reserves for excess and obsolete inventory. The gross margin percentage on sales to Time Life is lower because the Company sells the product to Time Life at a wholesale price. Additionally, Time Life has no right of return on products sold to them. The gross profit percentage in the Direct-to-Consumer segment declined to 42.6% in 2001 from 47.5% in 2000. The decline is attributable to Songs4Worship sales whose gross margins are lower as the Company sells the product to Time Life at a wholesale price. The gross profit percentage in the Retail segment increased to 45.8% in 2001 from 45.2% in 2000, due primarily to the retail releases of the Songs4Worship products. The gross profit percentage in the International segment increased slightly to 58.2% in 2001 from 58.0% in 2000. Additionally, reductions in the carrying value of product masters as a result of management's periodic estimates of the eventual recoupment of production costs increased to $1,356,000 for the year ended December 31, 2001, as compared to $992,000 for the year ended December 31, 2000. These amounts are included in cost of sales but are not specifically allocated to the segments.

         The Company's gross margins are generally higher in the Direct-to-Consumer segment, where sales are generally at retail value. However, the Songs4Worship release is sold to Time Life at a wholesale value and significantly lowers the gross margin for this segment. The Retail segment's gross margin is also affected by the sales mix of products that we distribute for third parties and artists products, which generally have lower gross margins than concept products. Management expects consolidated gross margin percentages to be higher in 2002 compared to 2001 due to lower sales of the Songs4Worship series to Time Life.

         The following table shows the gross margin by operating segment:

                                                   Year Ended December 31
          Gross margin                                 2001      2000
          ------------                                -----     -----
          Retail                                      45.8%     45.2%
          Direct-to-Consumer                          42.6%     47.5%
          International                               58.2%     58.0%
          Other                                        7.3%     18.4%
          Eliminations                                (3.4%)    (6.2%)
          Consolidated                                46.3%     47.8%

         Operating profit in the Direct-to-Consumer segment increased 94.3% to $5.8 million in 2001 from $3.0 million in 2000 due to the Songs4Worship sales mentioned earlier. Total gross margins increased 30%, though the mix of Songs4Worship sales resulted in a decline of the gross margin percentage from 47.6% in 2000 to 42.6% in 2001. Marketing and fulfillment expenses increased 57% compared to 2000 due to additional direct mail and marketing expenses for the Company's own Songs4Worship continuity club. As a percentage of sales, marketing and fulfillment expenses decreased from 20.0% in 2000 to 17.0% in 2001.

         Operating profit in the Retail segment increased 61.4% to $7.0 million in 2001 from $4.4 million in 2000. This increase was due to the success of the Songs4Worship series in CBA stores and in the general market. Operating profits from CBA and general market revenues were up 54% and 227% in 2001, respectively, compared to 2000. Marketing and fulfillment expenses increased 9.0% in 2001 compared to 2000, due to increased revenues. As a percentage of sales, marketing and fulfillment expenses in the retail segment declined from 24.5% in 2000 to 20.7% in 2001.

         Operating profit in the International segment decreased slightly to $1.6 million in 2001 from $1.7 million in 2000. The success of the Songs4Worship series in Australia resulted in a 5.7% increase in revenues and a 6% increase in gross margins for the overall International segment in 2001 compared to 2000. However, an 8.7% increase in marketing expenses and additional bad debt reserves for the Latin American market resulted in an overall decline in operating income in 2001 compared to 2000.

         Operating profit in the Other segment decreased $284,000, or 65.7%, in 2001 compared to 2000, due to a combination of factors. Due to increased sales for the year, copyright revenue and margins increased 22.4% and 20.5%, respectively, in 2001 compared to 2000. However, additional reserves for excess and obsolete inventory absorbed by this segment in 2001 resulted in an overall decline in operating profit compared to 2000.

         Marketing and fulfillment expenses increased 22.1% from $10.5 million in 2000 to $12.8 million in 2001, due primarily to additional direct mail and marketing expenses incurred in the Company's Songs4Worship continuity club and the additional fulfillment expenses resulting from increased sales. As a percentage of sales, the Company's marketing and fulfillment expenses declined from 20.2% in 2000 to 18.1% in 2001. This decline is because the Company bears no marketing and fulfillment expenses on Songs4Worship sales to Time Life and Songs4Worship sales into the general market.

         General and administrative expenses increased 37.7% from $10.7 million in 2000 to $14.7 million in 2001. This increase was primarily the result of additional personnel costs, increased professional fees, and the start-up expenses for Integrity Publishers. The increase in personnel costs is due to strategic additions in headcount for our Vertical and Urban product channels as well as added resources in the areas of marketing and radio promotion. In addition, increases in commissions and incentive compensation substantially increased personnel expenses compared to 2000. Professional fees increased primarily due to additional focus on investor relations and additional legal fees for trademark protection matters.

         As a result of the above, income from operations increased 48.5% to $5.3 million in 2001 from $3.6 million in 2000. As a percentage of sales, operating income increased to 7.4% in 2001 from 6.9% in 2000.

         Interest expense decreased to $281,000 in 2001 from $932,000 in 2000. The decrease was a result of lower average indebtedness in 2001.

         In the quarter ended December 31, 2001, the Company and its outside tax advisors undertook an extensive review of all deferred and current tax accounts. As a result of this evaluation, an additional tax expense of $280,000 was recorded in the fourth quarter of 2001. The Company recorded a net expense for income taxes during 2001 of approximately $1.6 million compared to $600,000 in 2000. During 2001, the Company's effective tax rate was 33.6% (24.1% in 2000), which reflected the benefit of certain foreign and AMT (alternative minimum tax) tax credits. On a going-forward basis, the Company expects an effective tax rate in 2002 of approximately 36%.

THE YEAR ENDED DECEMBER 31, 2000 ("2000") COMPARED TO THE YEAR ENDED DECEMBER 31, 1999 ("1999")

         Net sales increased 14.3% to $51.8 million in 2000 from $45.3 million in 1999. The increases were mainly attributable to increases in the Direct-to-Consumer and Retail Market segments. Major new releases in 2000 included WoW Worship Orange and Songs4Worship

"Shout To the Lord," In 2000, new products accounted for 2.7 million units, or 42.3% of the total units sold. The new products released in 2000 featured several of Integrity's best-selling artists such as Don Moen, Paul Wilbur, Lincoln Brewster and Gary Oliver, as well as new Integrity artist Tommy Walker. Three of the best selling albums of the year were WoW Worship (Blue), WoW Worship (Orange) and Songs4Worship "Shout To The Lord". All three of the albums are compilations of the "best" Praise and Worship songs. The WoW albums were created in partnership with two other Christian Praise and Worship song providers. WoW Orange (released in 2000) and WoW Blue (released in 1999) continued to have a very strong market presence. Songs4Worship is a continuity series of Praise and Worship compilations developed in partnership with Time Life Music. According to Time Life Music, the Songs4Worship continuity series, released in the fourth quarter of 2000, "generated the strongest initial response for a music product launch in Time Life Music's history." In the first 90 days of release, over 500,000 consumers joined Time Life's continuity series. Due to the success of the Songs4Worship series and the WoW albums, substantial progress was made in 2000 in broadening the overall market for Praise and Worship Music. Due primarily to the success of Time Life's Songs4Worship continuity program, sales in the Direct-to-Consumer segment increased 27.2% to $16.0 million in 2000 from $12.6 million in 1999. Due to the success of the WoW Worship albums, sales in the Retail segment increased 16.5% to $26.0 million in 2000 from $22.3 million in 1999. Total WoW sales were $7.5 million in 2000 as compared to $3.8 million in 1999. Revenues in the International segment increased 3.8% to $7.5 million in 2000 from $7.2 million in 1999, due primarily to increases in the Latin American division. Other international divisions and subsidiaries were impacted negatively by changes in foreign exchange rates and increased local competitive pressures. Revenues in the Other segment increased 8.9% to $7.3 million in 2000 from $6.7 million in 1999, due primarily to additional copyright royalties generated from the increase in product sales and third party use. Bad debts and returns were $4.8 million in 2000 and $5.1 million in 1999.

         Gross profit increased 7.3% to $24.7 million in 2000 from $23.1 million in 1999 due primarily to the increases in revenue discussed previously. Gross profit as a percentage of sales was 47.8% and 50.9% for the years ended December 31, 2000 and 1999, respectively. The decrease in gross profit as a percentage of sales was primarily due to increased sales of the WoW albums and the Songs4Worship sales to Time Life, which have lower margins. The gross profit percentage in the Direct-to-Consumer segment declined to 47.5% in 2000 from 53.3% in 1999. The decline is attributable to Songs4Worship sales whose gross margins are lower as the Company sells the product to Time Life at a wholesale price. The gross profit percentage in the Retail segment declined to 45.2% in 2000 from 48.6% in 1999, due primarily to the increased sales of the WoW albums. Because the WoW albums were created in partnership with two other record companies, the Company's margin is lower due to higher royalties. The gross profit percentage in the International segment declined slightly to 58.0% in 2000 from 58.6% in 1999. Additionally, reductions in the carrying value of product masters as a result of management's periodic estimates of the eventual recoupment of production costs increased to $894,000 for the year ended December 31, 2000 as compared to $640,000 for the year ended December 31, 1999. These amounts are included in cost of sales, but are not specifically allocated to the segments.

         The Company's gross margins are generally higher in the Direct-to-Consumer segment where sales are generally at retail value. However, the Songs4Worship release is sold to Time Life at a wholesale value and significantly lowers the gross margin for this segment. The Retail segment's gross margin is affected by the sales mix of products that we distribute for third parties and artists products, which generally have lower gross margins than concept products.

         The following table shows the gross margin by operating segment:

                                                       Year Ended December 31
Gross margin                                     2000                          1999
------------                                     ----                          ----
Retail                                           45.2%                         48.6%
Direct-to-Consumer                               47.5%                         53.3%
International                                    58.0%                         58.6%
Other                                            18.4%                         20.5%
Eliminations                                    (6.2%)                         (2.7%)
Consolidated                                     47.8%                         50.9%

         Operating profit in the Direct-to-Consumer segment increased 106% to $3.0 million in 2000 from $1.5 million in 1999, due to Songs4Worship sales mentioned earlier and due to lower marketing and fulfillment costs in 2000 versus 1999 in this segment. Though the Songs4Worship sales to Time Life had a negative impact on Direct-to-Consumer's gross margin as a percentage of sales, the Company bears no marketing and fulfillment expenses related to this revenue. Operating profit in the Retail segment increased 2.2% to $4.4 million in 2000 from $4.3 million in 1999. Though retail gross margins rose $0.9 million in 2000 compared to 1999, most of this benefit was offset by increases in retail marketing and fulfillment expenses resulting from the higher level of sales. As a percentage of sales, marketing and fulfillment expenses in the retail segment declined to 24.5% in 2000 from 25.5% in1999. Operating profit in the International segment decreased 9.8% to $1.7 million in 2000 from $1.8 million in 1999. The net decrease is a result of a slight increase in International's gross margin, offset by larger increases in applicable general and administrative expenses in 2000 compared to 1999. The increase in the International segment's general and administrative expenses for 2000 is due to additional expenditures for market development and personnel additions. The Operating profit in the Other segment decreased $638,000, or 59.6%, due to increases in marketing and fulfillment expenses not charged to specific segments and due to amounts charged to expense for record masters that do not appear to be fully recoverable.

         Marketing and fulfillment expenses increased 0.9% to $10.5 million in 2000 from $10.4 million in 1999. As a percentage of sales, however, marketing and fulfillment expenses decreased to 20.3% in 2000 from 23.0% in 1999. The Company negotiated a reduction in its fulfillment services rate that was effective for 2000. The aggregate dollar amount of marketing and fulfillment expenses increased as a result of higher volumes in the Retail segment. These higher volumes were partially offset by the benefit of a reduction in the fulfillment services rate being charged. Also offsetting the increase were lower marketing costs due to fewer direct mail campaigns in the Direct-to-Consumer segment. The primary reason for the decline as a percent of sales is that Songs4Worship sales in the Direct-to-Consumer segment bear no marketing or fulfillment expenses when the Company sells directly to Time Life.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been the production of product masters to build the Company's product master library and debt service. It is from these product masters that the Company's products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ending December 31, 2002 and beyond.

         Cash generated from operations totaled $13.5 million, $8.9 million and $8.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increases from 2000 to 2001 and 1999 to 2000 resulted primarily from improved operating results.

         Investing activities used $4.2 million, $3.9 million and $3.1 million of cash in 2001, 2000 and 1999, respectively. Capital expenditures totaled $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, capital expenditures were primarily for computer equipment and general improvements on the Company's corporate headquarters. The Company also invested $3.3 million, $4.1 million and $3.4 million in new product masters during 2001, 2000 and 1999, respectively. The Company expects its investments in product masters during 2002 to remain relatively consistent with 2001 levels. However, the Company has plans to complete its corporate campus in Mobile, Alabama in 2002 at a capital cost of approximately $5.5 million. These plans include the completion of a new building and the expansion of parking facilities. Construction is expected to begin in early summer 2002, with occupancy in late 2002 or early 2003.

         During the fourth quarter of 1999, the Company sold its Animation Video masters at book value for $2 million. The Company received payment of $1 million during fourth quarter 1999, with the remaining $1 million received during 2000 in four equal installments of $250,000. The proceeds have been used to reduce the Company's debt position.

         The Company's financing agreement with Bank Austria in effect through April 25, 2001 included a revolving credit facility and a term loan that were payable through August 2002. As part of this agreement, Bank Austria held 818,897 warrants with an exercise price of $1.875 that were exercisable into the Company's Class A common stock and would expire in 2006. On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N.A. The related credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company has repaid in full all debt under its previous credit facility with Bank Austria. In connection with the early extinguishment of the previous facility, the Company has recorded a $312,000 charge related to the write-off of unamortized financing costs. In addition, on September 26, 2001, the Company repurchased the 818,897 warrants from Bank Austria for approximately $3.4 million in cash.

         At December 31, 2001, there was no balance outstanding under the new line of credit and $4.9 million outstanding under the term loan with LaSalle Bank N.A. At December 31, 2000, there was $874,000 outstanding under the revolving credit facility and $3.6 million outstanding under the term loan with Bank Austria. At the Company's option, the LaSalle loan carries an interest rate of the bank's base rate plus a margin ranging from 0%-.5% or LIBOR plus a margin ranging from 2.25%-3.0%. The actual margin is a function of the Company's leverage ratio as calculated quarterly. At December 31, 2001 the balance due on the LaSalle loan carried an interest rate of 4.75%. During the years ended December 31, 2001, 2000, and 1999, the Company made net payments of $2.1 million, $4.9 million, and $4.4 million, respectively, under such agreements.

         At December 31, 2001, the Company had available borrowings from the LaSalle facility of $6.0 million under the line of credit and $4.5 million under the term loan. Of the $14.0 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for the warrant repurchase, and $3.1 million expired, leaving $4.5 million available at December 31, 2001. The $3.1 million portion expired unused on December 19, 2001, after extension of the original expiration date of October 22, 2001, due to time and use restrictions as detailed in the original credit agreement. The Company is currently in negotiations with LaSalle to reinstate a portion of this expired facility. The Company's minimum payments due in 2002 related to its borrowings are $2.0 million, however, the Company may elect to make additional payments.

         The loan with LaSalle Bank N.A. carries an interest rate of 4.75%, and the Company is in compliance with all debt covenants.

         During 2001, the Company paid $250,000 as a distribution to "The Celebration Hymnal" joint venture partner.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect, and the adoption of SFAS 142 is not expected to have a material affect, on the Company's reported results of operations, financial position or cash flows because the Company has not entered into such a transaction. However, should the Company do so in the future, the Company will comply with the provisions of FAS 141 and FAS 142.

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

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

         In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flow.

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

                                     RISK FACTORS

OUR MARKETS ARE HIGHLY COMPETITIVE.

         The markets for Christian music, books and related products are highly competitive. We face competition from other record companies, music publishers, book publishers, entertainment companies and multimedia companies that seek to offer recorded music, video products, software, printed music and books to the public. Many of these competitors, as well as a number of potential new competitors, have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we. This provides them with the ability to launch more new products, spend more on marketing those products, and pay more to artists, authors and songwriters for new music, book manuscripts and songs. Our ability to compete in this market depends largely on:

         - The skill and creativity of our employees and their relationships with artists,

         - Our ability to recruit and retain new and established artists, songwriters, authors and distributive relationships, - The expansion and utilization of our catalog,

         - The acquisition of licenses to enable us to create compilation packages,

         -        The effective and efficient distribution of our products, and

         - Our ability to build upon and maintain our reputation for producing, licensing, acquiring, marketing and distributing high quality Christian media products.

         In addition, the future success of our sales and marketing efforts through the Internet will be affected by existing competition and by additional entrants to the electronic commerce market.

OUR BUSINESS IS SUBJECT TO CONSTANTLY CHANGING CONSUMER TASTES.

         Our products consist of recorded music, video productions, books and printed music. Each music or video recording, book or printed product is an individual artistic work. The commercial success of a music or video recording, book or printed product depends on consumer taste, the quality and acceptance of competing offerings released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change quickly. Accordingly, there can be no assurance as to the financial success of any particular product, the timing of such success, or the popularity of any particular artist.

         Our future success depends on our ability to continue to develop recorded music, videos, printed music and other content that is interesting and engaging to our target audience. If our audience determines that our content does not reflect its tastes, then our audience size could decrease, which would adversely affect our results of operations. Our ability to develop compelling content depends on several factors, including the following:

         -        quality of our editorial staff;
         -        technical expertise of our production staff;
         -        access to worship leaders; and
         -        access to songwriters

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

OUR BUSINESS IS DEPENDENT ON ACCESS TO DISTRIBUTION CHANNELS.

         We distribute our products through a multi-channel distribution system comprised of:

         -        direct-to-consumer sales;
         -        retail sales;
         -        international, and
         -        license arrangements.

         The direct-to-consumer channel primarily represents sales from direct mail programs such as our continuity clubs, direct response television to Time Life Music, Internet sales and sales directly to churches, including through the Company's hymnal joint venture. Members of a continuity club receive monthly mailings containing a feature recording, which they may then accept and pay for or return within a specified time. The performance of these clubs could be affected by a number of factors including:

         - the maturity of our mailing lists, such that consumers no longer desire our products and cancel their participation;

         - our failure to expand and revise our mailing lists to include new potential customers, or the inability to secure new mailing lists from which to build ours;

         - our failure to offer new and appealing products to these customers; and

         - increases in the cost of mailing and shipping, or increased regulation of mail order sales.

         In addition, our results could also be affected if Time Life Music were to reduce its marketing efforts for the Songs4Worship continuity series on television, or if the consumer popularity of the Songs4Worship products were to decline.

          We also sell our products through the Internet through our websites www.integritymusic.com and www.songs4worship.com. Revenues from these sites are not currently a significant part of our business. The future success of on-line sales and marketing efforts cannot be adequately determined at this time, particularly due to the short history of the electronic commerce market. Results will also be affected by existing competition and by additional entrants to the market, many of whom may have substantially greater resources than we.

         Currently, we rely on Word's sales force to perform Christian retail market sales functions for us pursuant to a contract with them that extends through January 2004. In addition, we recently concluded an important global marketing and distribution agreement with Sony Music Entertainment and its subsidiary Epic Records for the distribution of our releases in the general retail markets.

         Our International area is dependent on our subsidiaries and a network of independent distributors and exporters reaching markets in 176 countries.

         Our retail and international distribution channels rely heavily on third parties to sell and deliver our products. We cannot quickly replace these third parties should they fail to perform, nor can we assume their duties in a timely manner. As a result, the failure by any of these parties to fulfill their duties effectively and efficiently will immediately and adversely affect our results of operations.

         Should we encounter difficulty with our existing distribution methods, or be unable to further develop our distribution systems successfully in the future, our business, results of operation and financial condition may be materially adversely affected.

BECAUSE SPENDING ON OUR PRODUCTS IS DEPENDENT ON DISCRETIONARY CONSUMER SPENDING, WE ARE SUSCEPTIBLE TO FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS.

         We believe that revenue from sales of recorded music, video products, software, printed music and books are dependent on discretionary consumer spending. Our revenue will therefore be subject to fluctuations based upon general economic conditions in the United States and the foreign countries in which we do business. If there is a general economic downturn or recession in the United States or in such foreign countries, general consumer spending in these markets likely would decline, and our revenues may decrease as a result.

WE DEPEND ON THE CONTINUED POPULARITY OF CHRISTIAN MUSIC.

         We produce records, video productions and printed music in the Christian music segment of the industry. Our artists are all in this segment of the market. Although we believe that this sector will continue to grow, consumer taste is unpredictable and constantly changing. If tastes move away from this type of music and we do not develop any alternatives, we may not be able to sell enough recordings to be profitable.

WE MAY HAVE DIFFICULTY ENFORCING OUR INTELLECTUAL PROPERTY RIGHTS.

         We consider our copyrights, trademarks and other similar intellectual property to be a valuable part of our business. To protect our intellectual property rights, we rely upon copyright and trademark laws, as well as confidentiality agreements with our employees and consultants. The decreasing cost of electronic equipment and related technology, however, has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. A substantial portion of our revenue comes from the sale of audio and audiovisual products potentially subject to unauthorized copying. Similarly, advances in Internet technology, such as peer-to-peer and MP3 technology, as well as the emergence of file-sharing services, have increasingly made it possible for computer users to share audio and audiovisual information without the permission of the copyright owners and without paying royalties to holders of applicable intellectual property or other rights. These developments may hinder our ability to sell our products through traditional retail outlets, and there can be no assurance that the application of existing law will provide sufficient protection from misappropriation or infringement of our intellectual property rights. There can also be no assurance that third parties will not claim infringement by us with respect to others' current or future intellectual property rights. If we were to fail to develop effective means of protecting our intellectual property or entertainment-related products and services, or to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor in the event our rights were to be violated by third parties, our results of operations and financial position would likely suffer.

PORTIONS OF OUR BUSINESS ARE DEPENDENT ON CROSS-LICENSING ARRANGEMENTS.

         We license the rights to certain recordings and compositions from third parties for recording and re-recording of music to produce compilations and to expand our catalog. We also seek to license the rights to our recordings and compositions to third parties for a royalty or a flat fee. These cross-licensing arrangements are generally made possible by existing industry practices based on reciprocity. If these practices change, we cannot assure that we will be able to obtain licenses from third parties on satisfactory terms, or at all, and our business, financial condition and operating results, particularly with respect to compilation products, could be materially and adversely affected.

WE MAY NOT BE ABLE TO PREVENT THIRD PARTIES FROM USING OUR DOMAIN NAMES, WHICH COULD DECREASE THE VALUE OF THESE DOMAIN NAMES.

         Our trademark rights may not be sufficient to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our trademarks and domain names. We currently hold the Internet domain name "integritymusic.com," "songs4worship.com,"as well as various other related domain names. We do not hold the domain names "integrity.com", "integrity.org" or "integrity.net." Domain names generally have been regulated by the Commerce Department through a contract with Network Solutions, Inc., a company that has exclusively administered the so-called top-level domain names ending in ".com," ".net" and ".org." We expect that the regulation of domain names in the United States and in foreign countries will continue to evolve and change. For example, the Commerce Department appointed the nonprofit Internet Corporation for Assigned Names and Numbers (ICANN) to further privatize the administration of domain names and to address regulatory issues, including the appointment of additional domain name registrars and the adoption of new domain name dispute policies. The ICANN recently has appointed several new domain name registrars who will sell and administer new domain names, such as the ".biz" and ".info" domains, and the effect this will have on the regulation of domain names is uncertain. Internet regulatory bodies also could establish additional top-level domains or modify the rights of current holders of domain names. As a result, the value of the "integritymusic.com" domain could be diluted and decrease the number of visitors to our websites, and we may not acquire or maintain the "integritymusic.com" domain name in all of the countries in which we intend to conduct business.

OUR RESERVES FOR PRODUCT RETURNS MAY PROVE INADEQUATE.

         Most of our products are sold on a returnable basis, which is standard music and book publishing industry practice. We set reserves for future returns of products estimated based on return policies and experience. We expect that our actual return experience will be within standard industry parameters and our historical experience. However, we may in the future experience an increase in returns over our established reserves. If this occurs our business, results of operations and financial condition could be materially adversely affected.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE MARKET PRICE FOR OUR CLASS A COMMON STOCK TO BE VOLATILE.

         Our results of operations are subject to quarterly fluctuations and seasonal variations. In particular, our revenues are affected by end-of-the-year holiday sales. In accordance with industry practice, we record revenues for music products when the products are shipped to retailers. In anticipation of holiday sales, retailers purchase products from us prior to December. In addition, changes in the timing of new product releases can also cause significant fluctuations in our quarterly operating results because of the marketing costs involved in launching a new product and the delay in receiving any sales revenue from the new product. For example, if releases planned for the peak holiday season are delayed, our operating results could be adversely affected, which could in turn cause the price of the Class A Common Stock to fluctuate.

INCREASES IN THE COSTS OF CD'S OR CASSETTES COULD HARM OUR PROFITABILITY

         Increases in the costs of producing a CD or cassette due to increases in petroleum prices or other costs associated with the manufacture and duplication of CD's or cassettes could adversely affect our profitability. Although we do not manufacture these products internally, any significant price increase to our suppliers could result in higher CD or cassette prices to Integrity. We may not be able to pass on these price increases to our customers.

INCREASES IN MAILING, PAPER, PRINTING AND DELIVERY COSTS COULD HARM OUR PROFITABILITY.

         Increases in postal rates, as well as in the costs of paper, printing and delivery, could adversely affect our direct response programs. We generally ship orders by third class mail with the United States Postal Service, and we rely heavily on discounts from the basic postal rate structure, such as special rates for bulk mailings, sorting by zip code and carrier routes. Any increase in postal rates, paper, printing or delivery costs could adversely affect our profitability.

WE DEPEND ON CERTAIN SENIOR EXECUTIVES WHO HAVE EXPERIENCE UNIQUE TO OUR
INDUSTRY.

         Our success has been largely dependent on the skills, experience and efforts of our senior management. Although we have employment agreements with some of our senior executives, they could still choose to leave Integrity at any time. If they did, we would have difficulty replacing them with individuals who had an equal level of experience in the Christian music and related products industries. This could adversely affect our daily operations, creative development and financial performance.

OUR NEW BOOK PUBLISHING BUSINESS HAS A LIMITED OPERATING HISTORY.

         Our book publishing subsidiary, Integrity Publishers, Inc., has a limited operating history on which to base an evaluation of its business and prospects, having only commenced its initial operations in August, 2001. The prospects for our book publishing operation must be considered in light of the risks, difficulties and uncertainties frequently encountered by businesses in an early stage of development, particularly operations in industries involving many larger and more established competitors. These risks include our ability to:

         -        publish compelling and unique Christian book content;
         -        successfully market and sell our books; and
         - effectively develop new and maintain existing relationships with book distributors and other persons with which we do business.

         The ability to attract successful and highly qualified authors and illustrators is critical to our future success. Competition for this type of resource is intense, and authors and illustrators have many options in terms of publisher affiliation. There can be no assurance that we will be able to develop relationships with or retain superior-quality authors and illustrators, and any failure to do so could adversely affect our operating results.

WE MAY BE SUBJECT TO LIABILITY FOR MISUSE OF USERS' PRIVATE INFORMATION.

         It is our policy that we will not willfully disclose any individually identifiable information about any customer to a third party without the customer's consent unless required by law. This policy is available to customers when they initially register on integritymusic.com website and is also easily accessible on our websites. Despite this policy, if third persons were able to penetrate our network security or otherwise misappropriate, or if we inadvertently disclose, our customers' personal information or credit card information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation which may cause us to incur substantial costs. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our customers, these programs may not conform with laws or regulations that are adopted.

INTEGRITY IS CONTROLLED BY THE COLEMAN FAMILY.

         Our Chairman, President and Chief Executive Officer, P. Michael Coleman, and his family beneficially own 5,100 shares of Class A Common Stock and all 3,435,000 shares of Class B

Common Stock outstanding. This represents approximately 94.0% of the total voting power of all classes of our voting stock. As a result, Mr. Coleman is able to elect all of our directors, further amend our Amended Certificate of Incorporation (the "Amended Certificate"), effect or prevent a merger, sale of assets or other business acquisition or disposition, and otherwise control the outcome of actions requiring stockholder approval.

LIMITED PUBLIC TRADING OF OUR CLASS A COMMON STOCK MAY RESULT IN INCREASED PRICE VOLATILITY.

         Although our Class A Common Stock is traded on the Nasdaq National Market, the volume of shares traded during any particular period has historically been low. Any sale or purchase of our Class A Common Stock in the public markets that is large in relation to recent trading volumes for the Class A Common Stock may therefore disproportionately affect the market price of our shares. We cannot assure you that a more active and liquid market for the shares of Class A Common Stock will develop.

OUR CLASS A COMMON STOCK HAS LIMITED VOTING RIGHTS.

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

         The disproportionate voting rights of our Class B Common Stock could adversely affect the market price of our Class A Common Stock. These disproportionate voting rights may also make us a less attractive target for a takeover than we otherwise might be, and render more difficult or discourage a merger proposal, a tender offer, or a proxy contest, even if such actions were favored by holders of our Class A Common Stock. Holders of Class A Common Stock might therefore be deprived of an opportunity to sell their shares at a premium over the then prevailing market price.

THE PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DISCOURAGE A TAKE-OVER OF INTEGRITY.

         Our Board of Directors is authorized to issue shares of preferred stock. Our Board of Directors, without approval of the stockholders, is also authorized to establish the following provisions of any preferred stock: voting, dividend, redemption, conversion, liquidation, and other provisions. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock. Further, the issuance of preferred stock could make more difficult, or discourage, a third party's attempt to acquire control of us. Finally, we are also subject to Section 203 of the Delaware General Corporation Law, which may render more difficult a change in control of Integrity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk is limited to fluctuations in interest rates as they pertain to the Company's borrowings under its credit facility. As of April 25, 2001, the Company paid interest on borrowings at either LaSalle's base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria credit facility, the Company paid interest on borrowings at either the lender's base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank's base rate plus 1 1/2% or LIBOR plus 3%. In the event that interest rates were to increase 100 basis points, the Company's interest expense would increase and income before income tax would decrease by $48,000, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

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

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Proposal I - Election of Directors
- Certain Information Concerning Nominees", "Proposal I - Election of Directors
- Executive Officers of Integrity" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in Integrity's 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the caption "Proposal I - Election of Directors - Executive Compensation" in Integrity's 2002 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the proxy statement under the sections "Stockholder Return Comparison" or "Compensation Committee Report on Executive Compensation" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Proposal I - Election of Directors - Beneficial Owners of More Than Five Percent of Integrity's Common Stock; Shares Held by Directors and Executive Officers" in the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Proposal I - Election of Directors - Certain Transactions" in the Company's 2002 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.  CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                                        PAGE NO.
Report of Independent Accountants                                                                             25
Consolidated Balance Sheets at December 31, 2001 and 2000                                                     26
Consolidated Statement of Operations for the three years ended December 31, 2001                              27
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December
31, 2001                                                                                                      28
Consolidated Statement of Cash Flows for the three years ended December 31, 2001                              29
Notes to Consolidated Financial Statements                                                                    30

          2.  FINANCIAL STATEMENT SCHEDULES:

II - Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Integrity Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Integrity Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP


Atlanta, GA
March 15, 2002

                             INTEGRITY INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           December 31,
ASSETS                                                                                                2001              2000
                                                                                                    --------           --------
Current Assets
   Cash                                                                                             $  6,854           $    801
   Trade receivables, less allowance for returns and doubtful accounts of $1,788
     and $1,241                                                                                        5,389              5,929
   Other receivables                                                                                     451                191
   Inventories                                                                                         4,342              5,033
   Other current assets                                                                                3,512              2,510
                                                                                                    --------           --------
      Total current assets                                                                            20,548             14,464

Property and equipment, net of accumulated depreciation of $5,228 and $4,519                           4,243              3,950
Product masters, net of accumulated amortization of $15,946 and $16,604                                3,520              5,626
Other assets                                                                                           3,056              3,192
                                                                                                    --------           --------
      Total assets                                                                                  $ 31,367           $ 27,232
                                                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                                $  2,000           $  2,188
   Accounts payable and accrued expenses                                                               3,683              3,090
   Royalties payable                                                                                   4,340              2,920
   Other current liabilities                                                                           2,375                479
                                                                                                    --------           --------
      Total current liabilities                                                                       12,398              8,677

Long-term debt                                                                                         2,878              1,846
Other long-term liabilities                                                                               70                  7
                                                                                                    --------           --------
      Total liabilities                                                                               15,346             10,530
                                                                                                    --------           --------

Commitments and contingencies (Note 12)

Minority interest                                                                                        603                746
                                                                                                    --------           --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued
     and outstanding                                                                                       0                  0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
     2,301,000 and 2,184,000 shares issued and outstanding                                                23                 22
   Class B common stock, $.01 par value, 10,500,000 shares authorized;
     3,435,000 shares issued and outstanding                                                              34                 34
   Additional paid-in capital                                                                         12,930             13,857
   Unearned compensation                                                                                (587)              (272)
   Retained earnings                                                                                   3,236              2,450
   Equity adjustments from foreign translation                                                          (218)              (135)
                                                                                                    --------           --------
      Total stockholders' equity                                                                      15,418             15,956
                                                                                                    --------           --------
         Total liabilities and stockholders' equity                                                 $ 31,367           $ 27,232
                                                                                                    ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year Ended December 31,
                                                              2001           2000           1999
                                                            --------       --------       --------
Net sales                                                   $ 70,958       $ 51,819       $ 45,326
Cost of sales                                                 38,089         27,072         22,268
                                                            --------       --------       --------
Gross profit                                                  32,869         24,747         23,058

Marketing and fulfillment expenses                            12,815         10,496         10,404
General and administrative expenses                           14,729         10,698          9,751
                                                            --------       --------       --------
   Income from operations                                      5,325          3,553          2,903

Other expenses (income)
   Interest expense, net                                         281            932          1,292
   Other expenses (income)                                       184            137           (352)
                                                            --------       --------       --------
   Income before minority interest, taxes and
extraordinary item                                             4,860          2,484          1,963
Provision for income taxes                                    (1,632)          (600)          (481)
Minority interest, net of applicable taxes                      (105)          (188)           (55)
                                                            --------       --------       --------
Net income before extraordinary item                        $  3,123       $  1,696       $  1,427

Extraordinary item from early extinguishment of debt
less taxes of $154                                              (312)             0              0
                                                            --------       --------       --------
Net income                                                  $  2,811       $  1,696       $  1,427
                                                            ========       ========       ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                         (83)           (94)            12
                                                                                          --------
                                                            --------       --------       --------
Comprehensive income                                        $  2,728       $  1,602       $  1,439
                                                            ========       ========       ========

Net income per share - Basic - before extraordinary
item                                                        $   0.56       $   0.30       $   0.26
Extraordinary item per share - Basic                           (0.06)             0              0
                                                            --------       --------       --------
Net income per share - Basic                                $   0.50       $   0.30       $   0.26
                                                            ========       ========       ========

Net income per share - Diluted - before
extraordinary item                                          $   0.50       $   0.28       $   0.24
Extraordinary item per share - Diluted                         (0.05)             0              0
                                                            --------       --------       --------
Net income per share - Diluted                              $   0.45       $   0.28       $   0.24
                                                            ========       ========       ========
Weighted average number of shares outstanding (note 1)
   Basic                                                       5,638          5,615          5,579
   Diluted                                                     6,238          6,058          6,032

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             INTEGRITY INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   (Accum.
                                     Class A              Class B                     Additional   Deficit)  Equity Adj.
                                  Common Stock         Common Stock      Unearned      Paid-in     Retained     From
                                Shares     Amount    Shares     Amount  Compensation   Capital     Earnings  Translations  Total
                               ---------   ------  ---------   -------  ------------  ----------   --------  ------------ -------
Balance, December 31, 1998     2,079,000    $ 21   3,435,000     $ 34     $   0        $13,428     $ (673)      $ (53)    $12,757
  Net income                                                                                        1,427                   1,427
  Issuance of restricted stock   100,000       1                           (375)           374                                  0
  Issuance of warrants                                                                      45                                 45
  Amortization of restricted                                                 48                                                48
  stock award
  Translation adjustments                                                                                          12          12
                               --------------------------------------------------------------------------------------------------
Balance, December 31, 1999     2,179,000      22   3,435,000       34      (327)        13,847        754         (41)     14,289
  Net income                                                                                        1,696                   1,696
  Issuance of common stock
  upon exercise of options         5,000       0                                            10                                 10
  Amortization of restricted
  stock award                                                                55                                                55
  Translation adjustments                                                                                         (94)        (94)
                               --------------------------------------------------------------------------------------------------
Balance, December 31, 2000     2,184,000      22   3,435,000       34      (272)        13,857      2,450        (135)     15,956

  Net income                                                                                        2,811                   2,811
  Repurchase of stock
  warrants                                                                              (1,438)    (2,025)                 (3,463)
  Issuance of restricted stock    50,000       0                           (377)           377                                  0
  Issuance of common stock
  upon exercise of options        67,000       1                                           134                                135
  Amortization of restricted
  stock award                                                                62                                                62
  Translation adjustments                                                                                         (83)        (83)
                               --------------------------------------------------------------------------------------------------
Balance, December 31, 2001     2,301,000    $ 23   3,435,000     $ 34     $(587)       $12,930     $3,236       $(218)    $15,418
                               ==================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             INTEGRITY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Year Ended December 31,
                                                                   2001          2000           1999
                                                                 --------       --------       --------
Cash flows from operating activities
Net income                                                       $  2,811       $  1,696       $  1,427
Adjustments to reconcile net income to net cash provided by
operating activities
   Depreciation and amortization                                      799          1,034          1,019
   Amortization of product masters                                  5,394          5,397          3,500
   Minority interest                                                  105            188             55
   Stock compensation                                                  62             55             48
   Extraordinary loss on debt extinguishment                          466              0              0
   Deferred income tax (benefit) provision                            385           (390)           420
   Changes in operating assets and liabilities
       Trade receivables (net)                                        540            317         (1,170)
       Other receivables                                             (260)           120            956
       Inventories                                                    691            143             22
       Other assets                                                (1,493)          (528)           838
       Accounts payable, royalties payable and
       accrued expenses                                             2,013          1,799            690
       Other current and non current liabilities                    1,961           (792)           352
                                                                 --------       --------       --------
Net cash provided by operating activities                          13,474          9,039          8,157
                                                                 --------       --------       --------
Cash flows from investing activities
   Purchases of property and equipment                               (912)          (849)          (716)
   Payments for product masters                                    (3,288)        (4,056)        (3,417)
   Proceeds from sale of product masters                                0          1,000          1,000
                                                                 --------       --------       --------
Net cash used in investing activities                              (4,200)        (3,905)        (3,133)
                                                                 --------       --------       --------
Cash flows from financing activities
   Net (repayments) borrowings under line of credit                   287         (2,290)          (975)
   Borrowings under term facility                                   6,378              0              0
   Payments under line of credit                                   (1,161)             0              0
   Distributions to joint venture partner                            (250)          (400)          (510)
   Stock warrant repurchase                                        (3,463)             0              0
   Proceeds from issuance of stock                                    135             10              0
   Principal payments of long-term debt                            (5,064)        (2,626)        (3,473)
                                                                 --------       --------       --------
      Net cash used in financing activities                        (3,138)        (5,306)        (4,958)
                                                                 --------       --------       --------
Effect of exchange rate changes on cash                               (83)           (94)            12
                                                                 --------       --------       --------
Net increase (decrease) in cash                                     6,053           (266)            78
Cash, beginning of year                                               801          1,067            989
                                                                 --------       --------       --------
Cash, end of year                                                $  6,854       $    801       $  1,067
                                                                 ========       ========       ========
Supplemental disclosures of cash flow information
   Interest paid                                                 $    348       $    913       $  1,173
   Income taxes paid                                             $    401       $  1,188       $     15
Noncash investing activities
   Sale of product masters for note receivable                   $      0       $      0       $  1,000
   Issuance of warrants in connection with debt                  $      0       $      0       $     45

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             INTEGRITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Integrity Incorporated (the "Company") is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children's music, gospel music for the African-American audience, youth music and live worship music for adult audiences. Products are sold through two divisions. Integrity Music sells all music-related products and Integrity Publishers sells all Christian book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

         Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company's presence in Western Europe, Australia and New Zealand, and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company's ability to control the venture, the Company consolidates the venture and Word Entertainment's interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division is expected to publish its first books in the Fall of 2002.

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

REVENUE RECOGNITION

         Revenue is generally recognized when delivery has occurred and at the time title passes to the customer. For product sales direct-to-consumers that allow a trial or acceptance period, title is not deemed to have passed nor revenue recognized until the acceptance periods have expired. Generally, these acceptance periods are fifteen days after receipt of product. Provisions for sales returns and allowances are made in the period in which the related products are shipped or title passes based on estimates derived from historical data. The allowance represents the gross sales price and is recorded in the period in which the related products are shipped. The returns allowance is presented, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements.

         Revenue earned from licensing the use of songs or product masters in the Company's song catalogs is generally recognized as payments are received from licensees. If the Company has information related to the licensed use of songs that would result in the revenue being fixed and determinable, and collection reasonably assured, then revenue is recognized in the periods in which the license revenue is earned.

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

MARKETING COSTS

         The Company incurs marketing costs utilizing various media to generate direct-to-consumer sales. Marketing expenditures that benefit future periods are capitalized and charged to operations over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $1,271,000 and $814,000 at December 31, 2001 and 2000,
respectively. Marketing costs expensed for the three years ended December 31, 2001, 2000 and 1999 approximated $6,183,000, $4,628,000 and $4,609,000, respectively.

FULFILLMENT COSTS

         Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company's product for the retail segment. Distribution fees represented approximately 74.7% of total fulfillment expense for the year ended December 31, 2001. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices and cash processing.

         Additionally, in the Direct-to-Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $1.0 million for the year ended December 31, 2001, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

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

PRODUCT MASTERS

         Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized. Management periodically reviews the product masters amortization rates and adjusts the amortization rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges. A significant portion of these product master costs are capitalized costs of the Company's resources, both personnel and equipment related, that can be primarily associated with the creation of the product master.

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

Such capitalized amounts are included as a component of product masters in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of capitalized advance royalties aggregated $1,247,000 and $370,000 at December 31, 2001 and 2000, respectively. Royalties payable are reduced for the estimated royalties that will not be paid due to product returns and bad debts.

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

FOREIGN CURRENCIES

         Assets and liabilities at foreign subsidiaries are recorded based on their functional currencies, which are their respective local currencies. Amounts in foreign currencies are translated at the applicable exchange rate at the balance sheet date using the rate in effect as of the period end. Revenues and expenses of foreign subsidiaries are translated using the average rates applicable during the reporting period. The effects of foreign currency translation adjustments are included as a component of stockholders' equity and Comprehensive income.

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

2.       OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                         December 31
                                                       (in thousands)
                                                     2001          2000
                                                    ------        ------
         Prepaid expenses                           $  868        $  692
         Prepaid marketing costs                     1,271           814
         Royalty advances                            1,247           370
         Income tax receivable                           0           512
         Deferred tax assets                            79           102
         Other                                          47            20
                                                    ------        ------
                                                    $3,512        $2,510
                                                    ======        ======

3.       PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                              December 31
                                                             (in thousands)
                                                          2001           2000
                                                         ------         ------
         Land                                            $  625         $  625
         Buildings and leasehold improvements
                                                          2,911          2,837
         Data processing and other equipment
                                                          3,029          2,284
         Studio equipment                                 1,119          1,083
         Furniture and fixtures                           1,787          1,640
                                                         ------         ------
                                                          9,471          8,469
         Less - accumulated depreciation                 (5,228)        (4,519)
                                                         ------         ------
                                                         $4,243         $3,950
                                                         ======         ======

         Depreciation expense approximated $619,000, $563,000 and $525,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.       OTHER ASSETS

Other assets consist of the following:

                                                             December 31
                                                            (in thousands)
                                                          2001          2000
                                                         ------        ------
         Music copyrights, net of accumulated
         amortization                                    $1,490        $1,665
         Deferred tax assets                                642         1,004
         Loan financing cost                                615           236
         Cash surrender value of life insurance
                                                            225           184
         Other                                               84           103
                                                         ------        ------
                                                         $3,056        $3,192
                                                         ======        ======

         The music copyrights are being amortized over their future estimated useful lives, which is approximately fifteen years. Accumulated amortization at December 31, 2001 and December 31, 2000 was approximately $1,143,000 and $969,000, respectively.

5.       DEBT

         The Company's financing agreement in effect through April 25, 2001 included a revolving credit facility and a term loan that were payable through August 2002. On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria Creditanstalt. In connection with the early extinguishment of the previous facility, the Company recorded a $312,000 charge related to the write-off of unamortized financing costs. At December 31, 2001, there was $0 outstanding under the line of credit and $4.9 million outstanding under the term loan with LaSalle Bank N. A. At December 31, 2000, there was $874,000 outstanding under the revolver and $3.6 million outstanding under the term loan with Bank Austria Creditanstalt. The loan with LaSalle carries an interest rate of 4.75%.

         At December 31, 2001, the Company had approximately $6.0 million of available funds under the line of credit and $4.5 million available under the term loan with LaSalle. Of the $14 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for the warrant repurchase described below, and $3.1 million expired, leaving $4.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001, after extension of the original expiration date of October 22, 2001, due to time and use restrictions as detailed in the original credit agreement.

         The Company, in conjunction with the 1996 financing with Bank Austria Creditanstalt, issued warrants to purchase 805,288 shares of Class A Common Stock. Each warrant entitled the record holder thereof to purchase one fully paid share of Class A Common Stock (for an aggregate of 805,288 shares) or one-fourth fully paid share of convertible preferred stock (for an aggregate of 201,322 shares) at the exercise price of $1.875. These warrants became exercisable on August 6, 1998. The warrants were subject to adjustment upon the issuance of additional shares of common stock by the Company. On the date of issuance, the warrants had an estimated fair value of $1.73 per share or $1,393,000, which was recorded as a discount to the Revolver and Term Loan. As a result of the issuance of shares of Class A Common Stock associated with certain restricted stock grants, the Company issued 13,609 additional warrants in 1999, which were immediately exercisable. The fair value of these warrants, approximately $45,000, was recorded as additional debt discount. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: Dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 5.5%, and an expected term of 6.5 years. The discount was amortized to interest expense over the term of the facility. On September 26, 2001, the Company repurchased the 818,897 common stock purchase warrants from Bank Austria for approximately $3.4 million in cash.

         The line of credit and term loan with LaSalle contain restrictive covenants with respect to the Company, including, among other things, maintenance of working capital, limitations on the payments of dividends, the incurrence of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company's assets are pledged as collateral for these loans.

Aggregate principal maturities of long-term debt at December 31, 2001 are as follows:

                                Total
            Fiscal Year     (in thousands)
            -----------     -------------
               2002             $2,000
               2003              2,000
               2004                878
                                -------
                                $4,878
                                =======

         At December 31, 2001, approximately $615,000, net of accumulated amortization of $87,000, of loan issuance costs are being amortized over the term of the debt agreements.

6.       INCOME TAXES

         The components of the provision for income taxes for the three years ended December 31, 2001 are as follows:

                                                     Year Ended December 31,
                                                          (in thousands)
                                                2001            2000           1999
                                               -------         ------         ------
         Current provision
            Federal                            $   973         $  861         $   55
            State                                  274            129              6
                                               -------         ------         ------
                                                 1,247            990             61
                                               -------         ------         ------
         Deferred provision (benefit)
            Federal                                374           (345)           344
            State                                   11            (45)            76
                                               -------         ------         ------
                                                   385           (390)           420
                                               -------         ------         ------
         Total provision (benefit)             $ 1,632         $  600         $  481
                                               =======         ======         ======

         The provision (benefit) for income taxes differs from the amount computed by applying the U. S. federal income tax rate (34%) because of the effect of the following items:

                                                                             December 31,
                                                                 2001            2000           1999
                                                                -------         ------         ------
         Income tax provision at statutory rates                $ 1,653         $  845         $  667
         State tax provision, net of federal taxes                  140             59             34
         Nondeductible expenses                                      67             56             15
         Foreign tax impacts                                       (144)          (260)             0
         Other, net                                                  26           (100)           (55)
         Foreign tax credit                                        (390)             0              0
         Change in valuation allowance                                0              0           (180)
         Deferred tax adjustment                                    280              0              0
                                                                -------         ------         ------
         Provision of (benefit) for income taxes before
         extraordinary item                                     $ 1,632         $  600         $  481
                                                                =======         ======         ======

         Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                          December 31
                                                     2001            2000
                                                    -------         -------
         Deferred assets
            Net operating loss carryforwards        $    25         $    16
            Reserves for returns and
            allowances, net                             982             194
            Impairment of building and
            depreciation                                450             349
            Stock based compensation                    205               0
            Write down of product masters                 0             265
            Hymnal income                                 0             373
            Non compete agreement                       211             171
            Other                                        18              86
                                                    -------         -------
                                                      1,891           1,454
                                                    -------         -------
         Deferred tax liabilities
            Prepaid marketing expenses                 (477)           (263)
            Returns                                    (548)              0
            Other                                      (145)            (85)
                                                    -------         -------
                                                     (1,170)           (348)
                                                    -------         -------

         Net deferred tax asset                     $   721         $ 1,106
         Current portion                                (79)           (102)
                                                    -------         -------
         Long term portion                          $   642         $ 1,004
                                                    =======         =======

7.       EMPLOYEE BENEFITS

         The Company maintains a non-contributory defined contribution Profit Sharing Plan (the "Plan") covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined. The Company did not make contributions to the Plan during the year ended December 31, 2001 or 2000 as contributions are at the discretion of the Board of Directors. The Company contributed $91,000 to the Plan during the year ended December 31, 1999.

         The Company also provides a qualifying 401k Plan ("401k Plan") covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company's Board of Directors. The Company contributed approximately $144,000, $125,000 and $110,000 during the years ended December 31, 2001, 2000 and 1999, respectively. The Board of Directors amended the 401(k) Plan in 1997 to include qualified non-elective contributions to satisfy minimum contributions.

8.       RELATED PARTY TRANSACTIONS

         One of the Company's exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $420,000, $385,000 and $276,000 for the three years ended December 31, 2001, 2000 and 1999. Amounts due to the officer at December 31, 2001 and 2000 approximate $84,500 and $45,000, respectively. Due from this officer at December 31, 2001 and 2000 was $26,500 and $10,500, respectively, advanced against future royalties.

9.       SEGMENT REPORTING

         The Company is a multinational corporation with wholly-owned subsidiaries in the United States, Australia, the United Kingdom and Singapore. In computing operating profits, certain corporate expenses, to the extent related to a segment, are charged to that segment. Marketing and fulfillment costs are also attributed to the specific segment benefited. Other expenses (income) are included in the general corporate expenses total.

         The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct-to-Consumers, International and Other channels. The Retail channel primarily represents sales to Christian bookstores, special event sales and sales of choral products through third party distributors, and sales to the general retail market. The Direct-to-Consumer channel primarily represents sales from direct mail programs and direct response television to Time Life, and also includes Internet sales and sales direct to churches, including through the Company's hymnal joint venture. The International channel represents all transactions with foreign entities, whether they are shipped from the US or one of the Company's three foreign subsidiaries. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Other channels segment includes copyright revenue from the song catalog and other small distribution sales.

         The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net revenues and operating income before taxes. Intersegment sales are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                                   2001           2000           1999
                                                                 --------       --------       --------
        NET SALES
        Direct-to-consumer                                       $ 29,594       $ 16,012       $ 12,587
        Retail                                                     33,401         25,960         22,280
        International                                               7,942          7,510          7,234
        Book publishing                                                 0              0              0
        Other                                                       9,045          7,334          6,735
        Eliminations                                               (9,024)        (4,997)        (3,510)
                                                                 --------       --------       --------
           Consolidated                                          $ 70,958       $ 51,819       $ 45,326
                                                                 ========       ========       ========

        OPERATING PROFIT (BEFORE MINORITY INTEREST)
        Direct-to-consumer                                       $  5,811       $  2,990       $  1,454
        Retail                                                      7,041          4,362          4,270
        International                                               1,613          1,656          1,836
        Book publishing                                              (554)             0              0
        Other                                                         148            432          1,070
           Consolidated                                            14,059          9,440          8,630

        General corporate expense                                   8,918          6,024          5,375
        Interest expense, net                                         281            932          1,292
                                                                 --------       --------       --------

        Income before income taxes and minority interest         $  4,860       $  2,484       $  1,963
                                                                 ========       ========       ========

        IDENTIFIABLE ASSETS
        Direct-to-Consumer                                       $  1,619       $  1,712       $  1,980
        Retail                                                          0              0              0
        International                                               3,541          3,126          3,230
        Other                                                       1,490          1,665          1,840

        General corporate assets                                   24,717         20,729         22,291
                                                                 --------       --------       --------
           Total assets                                          $ 31,367       $ 27,232       $ 29,341
                                                                 ========       ========       ========

         The Company does not allocate any separate assets to its Retail or Direct-to-Consumer segments as those segments are managed based on profit centers. The primary assets used in these segments are product masters and other intangibles that are shared among all segments. The Company does not track property and equipment usage by segments.

         The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company's international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):

                                                                  2001            2000           1999
                                                                 --------       --------       --------
        NET SALES
        United States                                            $ 63,016       $ 44,309       $ 38,092
        Europe                                                      2,247          2,136          2,401
        Australia                                                   1,209            737          1,174
        Asia                                                          944          1,179          1,142
        Latin America                                               1,288          1,478            652
        Other                                                       2,254          1,980          1,865
                                                                 --------       --------       --------
                                                                 $ 70,958       $ 51,819       $ 45,326
                                                                 ========       ========       ========

        IDENTIFIABLE ASSETS
        United States                                            $ 27,826       $ 24,106       $ 26,111
        Europe                                                      1,967          1,617          1,688
        Australia                                                     692            499            629
        Asia                                                          882          1,010            913
                                                                 --------       --------       --------
                                                                 $ 31,367       $ 27,232       $ 29,341
                                                                 ========       ========       ========

10.      STOCKHOLDERS' EQUITY

         Each holder of the Company's Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except as to voting privileges. No dividends were declared or paid during the years ended December 31, 2001 and 2000.

11.      STOCK COMPENSATION PLANS

         The Company has several stock option plans that provide for the granting of stock options to officers, employees and non-employee directors.

         The 1999 Long-term Incentive Plan (the "1999 LTIP") permits grants of not only incentive stock options, but also non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The 1999 LTIP is authorized to issue up to 400,000 shares of Class A Common Stock in connection with such awards. Under the 1999 LTIP, awards may not be granted at less than the market value at the date of the grant, and vesting terms are generally five years. At December 31, 2001, there were 397,722 options outstanding under the 1999 LTIP and there were 2,278 shares available for issuance.

         On November 2, 2001, Integrity's Board of Directors adopted the Integrity Incorporated 2001 Long-Term Incentive Plan (the "2001 LTIP"). The 2001 LTIP became effective as of its approval by the Board of Directors. The 2001 LTIP permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The Company has reserved for issuance upon the grant or exercise of awards pursuant to this plan 400,000 shares of authorized but unissued shares of Class A Common Stock. At December 31, 2001, there were 50,000 shares of Class A restricted stock outstanding under the 2001 LTIP. If the stockholders approve the 2001 LTIP at the Company's Annual Meeting of Stockholders in May 2002, Integrity will make no further awards under the 1999 LTIP.

         Prior to the approval of the 1999 LTIP, the Company had the 1994 Stock Option Plan (the "1994 Plan") for employees and officers. Under the 1994 Plan, 257,027 options were outstanding at December 31, 2001. No further options will be granted under the 1994 Plan.

         The 1994 Stock Option Plan for Outside Directors (the "1994 Directors' Plan"), grants 1,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. At December 31, 2001, there were 5,000 options outstanding under the 1994 Directors Plan and there were 11,000 shares available for issuance.

         On February 15, 2002, Integrity's Board of Directors adopted the Integrity Incorporated 2002 Stock Option Plan for Outside Directors (the "2002 Directors' Plan"), subject to approval by the stockholders at the Company's Annual Meeting of Stockholders in May 2002. Integrity has reserved 60,000 shares of Class A Common Stock for issuance in connection with options and awards under this plan. This plan would grant 5,000 options to purchase Class A Common Stock annually to Directors following the annual meeting. If approved by the stockholders, the 2002 Directors' Plan will become effective and no further grants will be made under the 1994 Directors' Plan.

         The Executive Stock Purchase Plan permits certain employees to purchase shares of common stock from the Company. Under this Plan, there are 50,000 shares of Class A common stock reserved at December 31, 2001.

         Effective December 28, 1995, the Company's Board of Directors adopted the 1995 Cash Incentive Plan. Awards were granted by the Company's Compensation Committee and were expressed in a number of units payable only in cash. Vesting was one-fifth of the units of an award on each anniversary of the date of grant until vested in full. Participants would have been vested in full six months after the occurrence of a change in control (as defined by the agreement) of the Company. The value of all units was measured as the difference between the fair market value of the Company's stock on the grant date and the fair market value of the Company's stock on any given date subsequent to the grant date. To the extent the fair market value of the stock were to exceed the fair market value at the date of grant, compensation expense would be charged to the Company's statement of operations. As of December 31, 2000, 127,500 awards had been granted. The Company paid $11,000 and $62,000 related to this plan in 2000 and 1999, respectively. An accrual of $30,000 was recorded as of December 31, 2000 for the difference in the fair market value of the stock between the grant date and the end of the year. Final distributions under this plan were made in 2001. No further grants will be made under this Plan.

         The Company accounts for stock-based compensation plans under APB 25, "Accounting for Stock Issued to Employees". As a result, the Company has recognized compensation expense only for the 1995 Cash Incentive Plan discussed above. The Company is not required to recognize compensation expense for the other option plans as the exercise price is equal to, or greater than, the fair market value at the date of grant. The Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation: (FAS 123)". Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123 and if these values had been recorded in the statement of operations, the Company's net income and per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999, respectively.

                                               2001               2000               1999
                                            ----------         ----------         ----------
         Net income        As reported      $2,811,000         $1,696,000         $1,427,000
                           Pro forma        $2,598,000         $1,495,000         $1,237,000

         Basic EPS         As reported            0.50               0.30               0.26
                           Pro forma              0.46               0.27               0.22

         Diluted EPS       As reported            0.45               0.28               0.24
                           Pro forma              0.42               0.25               0.21

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively: Dividend yields of 0%, expected volatility of 50% each year, risk-free interest rates that approximate the yield of a five year government bond, and a specific vesting period for each option. The weighted-average fair value of options granted is $1.94, $1.96 and $1.82 for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted-average remaining contractual life for all options outstanding is 5.1 years.

         The following table summarizes the changes in the number of shares under option:

                                              EXERCISE PRICE RANGES


                                                                                                     Weighted
                                                                                       Total          average
                                                                                       shares         option
                                      $0.50           $2.01            $5.01           under         price per
                                     to$2.00         to $5.00        to $10.00         option          share
                                  --------------    -----------    --------------    -----------    ------------
Outstanding at 12/31/98                 186,027        136,000            12,000        334,027            1.38
Granted                                       0        272,000                 0        272,000            3.60
Exercised                                     0              0                 0              0               0
Forfeited                                (1,000)        (2,000)           (3,000)        (6,000)           5.35
                                  --------------    -----------    --------------    -----------
Outstanding at 12/31/99                 185,027        406,000             9,000        600,027            2.99
Granted                                       0        131,722                 0        131,722            2.87
Exercised                                (5,000)             0                 0         (5,000)           1.75
Forfeited                                     0              0            (2,000)        (2,000)           6.50
                                  --------------    -----------    --------------    -----------
Outstanding at 12/31/00                 180,027        537,722             7,000        724,749            2.95
Granted                                       0          4,000            50,000         54,000            7.30
Exercised                               (59,000)        (7,000)           (1,000)       (67,000)           2.02
Forfeited                                     0         (2,000)                0         (2,000)           2.88
                                  --------------    -----------    --------------    -----------
Outstanding at 12/31/01                 121,027        532,722            56,000        709,749            3.39
                                  ==============    ===========    ==============    ===========
Exercisable at 12/31/01                 100,421        218,345             6,000        324,766            2.88
                                  ==============    ===========    ==============    ===========

Plan shares available for future grants                                                 363,278
                                                                                     ===========

         The Company also had 818,897 warrants outstanding at December 31, 2000 at an exercise price of $1.875. These warrants were issued in 1996 and 1999 with an estimated fair value at time of issuance of $1,438,000. On September 26, 2001, the Company repurchased these warrants from Bank Austria for approximately $3.4 million in cash.

         During 2001 and 1999, the Company issued 50,000 and 100,000 shares of restricted common stock, respectively, to two officers of the Company. These shares had a fair value of $377,000 and $375,000, respectively, at time of issuance. The shares vest on the seventh anniversary of the dates of grant.

12.      COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and other claims that may arise in the ordinary course of business. However, the company is not party to any material legal proceedings. The Company's commitments under lease agreements are not significant.

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      2001
                                                               Three Months Ended
                                                      (in thousands, except per share data)
                                            Mar 31               Jun 30             Sep 30              Dec 31
                                            ------               ------             ------              ------
Net sales                                  $20,894              $16,883            $17,926             $15,255
Gross profit                                 8,274                7,818              8,560               8,217
Net income                                   1,309                  505                668                 329
Basic earnings per share                   $  0.23              $  0.09            $  0.12             $  0.06
Diluted earnings per share                 $  0.21              $  0.08            $  0.10             $  0.05



                                                                      2000
                                                               Three Months Ended
                                                      (in thousands, except per share data)
                                            Mar 31               Jun 30             Sep 30              Dec 31
                                            ------               ------             ------              ------
Net sales                                  $13,897              $12,204            $12,224             $13,494
Gross profit                                 6,548                5,506              6,263               6,430
Net income                                     167                  156                705                 668
Basic earnings per share                   $   .03              $   .03            $   .13             $   .12
Diluted earnings per share                 $   .03              $   .03            $   .12             $   .11

2.       FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedules of the Company are set forth herewith:

                             INTEGRITY INCORPORATED
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                            Additions
                                                           Charged to
                                       Balance at Beg.      costs and                            Balance at end
        Description                      Of Period          expenses         Deductions (1)         of Period
        -----------                      ---------           --------        --------------         ---------
1999
Allowance for returns and
doubtful accounts                            696             5,108              (4,696)              1,108

2000
Allowance for returns and
doubtful accounts                          1,108             4,826              (4,693)              1,241

2001
Allowance for returns and
doubtful accounts                          1,241             6,707              (6,160)              1,788

(1) Represents write-offs during the respective period for product returns and uncollectible accounts.

                                                     Charged to
                                Balance at Beg.       costs and                            Balance at end
        Description               Of Period           expenses        Adjustments (2)        of Period
        -----------               ---------          ----------       ---------------      ---------------
1999
Valuation of deferred tax
assets                              500                 (180)                (320)                  0

2000
Valuation on deferred tax
assets                                0                    0                    0                    0

2001
Valuation on deferred tax
assets                                0                    0                    0                    0


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

                                INDEX TO EXHIBITS


        Exhibit
         Number                 Exhibit Description
         3(i)     Certificate of Incorporation of the Registrant, as amended
                  (incorporated by reference from Exhibit 4(a) to the
                  Registrant's Registration Statement on Form S-8 (File No.
                  33-84584) filed on September 29, 1994).
         3(i).1   Certificate of Amendment to the Certificate of Incorporation
                  of the Registrant, dated July 21, 1995 (incorporated by
                  reference from Exhibit 3(I).1 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1995).
         3(ii)    Bylaws of the Registrant, as amended (incorporated by
                  reference from Exhibit 3(ii) to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-78582), and amendments
                  thereto, originally filed on May 6, 1994).
         4.1      See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the
                  Certificate of Incorporation, as amended, and Bylaws, as
                  amended, of the Registrant defining rights of holders of Class
                  A and Class B Common Stock of the Registrant.
         4.2      Form of Class A Common Stock certificate of the Registrant
                  (incorporated by reference from Exhibit 4 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2001)
         10.1     Agreement dated as of June 1, 1994, by and between Integrity
                  Music, Inc. and LCS Industries, Inc. (Portions of the
                  foregoing have been granted confidential treatment.)
                  (incorporated by reference from Exhibit 10.13 to the
                  Registrant's Registration Statement on Form S-2 (File No.
                  33-78582), and amendments thereto, originally filed on May 6,
                  1994).
         10.2     Form of Continuity Club Membership Agreement (incorporated by reference from Exhibit 10.25 to the Registrant's Registration
                  Statement on Form S-1 (File No. 33-78582), and amendments
                  thereto, originally filed on May 6, 1994).
         10.3     Product Distribution Agreement by and between Integrity
                  Incorporated and Word, Inc., dated as of January 1, 2000 (The foregoing is the subject of a request for confidential
                  treatment) (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).
         10.4     Amendment to Product Distribution Agreement dated as of
                  January 1, 2000, by and between Integrity Incorporated and
                  Word, Inc., a division of Warner Music Group Inc., amendment effective as of January 1, 2002 (The foregoing is the subject of a request for confidential treatment)
         10.5     Asset Purchase Agreement by and between Integrity Incorporated and Idea Entertainment, Inc. dated as of November 19, 1999.
                  (incorporated by reference from Exhibit 10.14 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1999).
         10.6     Product Development and Co-Branding Agreement dated January
                  10, 2000 by and between Integrity Incorporated and Time Life,
                  Inc. (the foregoing is the subject of a request for
                  confidential treatment) (incorporated by reference from
                  Exhibit 10.17 to the Registrant's Annual Report on Form 10-K
                  for he year ended December 31, 2000).

         10.7     Credit Agreement dated April 25, 2001 by and between Integrity
                  Incorporated and LaSalle Bank National Association (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
         10.8 Intellectual Property Security Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle Bank National
                  Association (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
         10.9     Security and Pledge Agreement dated April 25, 2001 by
                  Integrity Incorporated in favor of LaSalle Bank National
                  Association (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)
         10.10 First Amendment to Credit Agreement dated June 15, 2001 by and between Integrity Incorporated and LaSalle Bank National
                  Association (incorporated by reference from Exhibit 10.6 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001)
         10.11 Warrant Repurchase Agreement dated September 26, 2001, by and between Integrity Incorporated and Bank Austria AG, Grand
                  Cayman Branch (incorporated by reference from Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
         10.12    Lease dated August 24, 2001 by and between Park Center
                  Partnership II and Integrity Incorporated (incorporated by reference from Exhibit 10.10 to the Registrant's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 2001)
         10.13 Product Distribution Agreement between Integrity Incorporated and Sony Music Entertainment, dated March 4, 2002, effective
                  January 1, 2002. (The foregoing is the subject of a request for confidential treatment).
                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
         10.14    1994 Management Incentive Plan (incorporated by reference from
                  Exhibit 10.43 to the Registrant's Registration Statement on
                  Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
         10.15 Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference) from Exhibit 4(c) to the Registrant's
                  Registration Statement on Form S-8 (File No. 33-86126) filed on November 7, 1994).
         10.16    Form of Stock Option Agreement under the Integrity Music, Inc.
                  Long-Term Incentive Plan (incorporated by reference from
                  Exhibit 10.45 to the Registrant's Registration Statement on
                  Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
         10.17    Integrity Music, Inc. 1994 Stock Option Plan for Outside
                  Directors (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                  33-86128) filed on November 7, 1994).
         10.18    Integrity Incorporated 2002 Stock Option Plan for Outside
                  Directors
         10.19 Form of Indemnification Agreement (incorporated by reference from Exhibit 10.47 to the Registrant's Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
         10.20    Integrity Music, Inc. Employee Stock Purchase Plan
                  (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                  33-84584) filed on September 29, 1994).
         10.21    Integrity Music, Inc. 401(k) Employee Savings Plan
                  (incorporated by reference from Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

            10.22      Amendment Number three to the Integrity Music, Inc.
                       401(k) Employee Savings Plan, dated as of April 2, 1997
                       (incorporated by reference from Exhibit 10.29 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1997).
            10.23      Defined Contribution Master Plan and Trust Agreement
                       relating to Non-Standardized Profit Sharing Plan
                       (incorporated by reference from Exhibit 10.51 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended March 31, 1995).
            10.24      Form of Key Employee Change in Control Agreement
                       (incorporated by reference from Exhibit 10.33 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1995).
            10.25      Integrity Incorporated 1995 Cash Incentive Plan
                       (incorporated by reference from Exhibit 10.34 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 1995).
            10.26      Integrity Incorporated Severance Agreement (incorporated
                       by reference from Exhibit 10.35 to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1995).
            10.27      Amendment to the Integrity Music, Inc. 1994 Employee
                       Stock Purchase Plan as approved on August 6, 1999
                       (incorporated by reference from Exhibit 10.0 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 1999).
            10.28      Integrity Incorporated 1999 Long-Term Incentive Plan, as
                       approved by the Stockholders of the Corporation on May 7,
                       1999 (incorporated by reference from Exhibit 10.1 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended June 30, 1999).
            10.29      Integrity Incorporated 2001 Long-Term Incentive Plan,
                       adopted by the Board of Directors of Integrity
                       Incorporated on November 2, 2001 (incorporated by
                       reference from Exhibit 10.11 to the Registrant's
                       Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 2001)
            10.30      Employment Agreement by and among Integrity Incorporated
                       and Jerry Weimer dated as of March 28, 1996 (incorporated
                       by reference from Exhibit 10.28 to the Registrant's
                       Annual Report on Form 10-K for the year ended December
                       31, 1996).
            10.31      Employment Agreement by and among Integrity Incorporated
                       and Donald Moen effective as of October 1, 2001
                       (incorporated by reference from Exhibit 10.36 to the
                       Registrant's Annual Report on Form 10-K for the year
                       ended December 31, 2000).
            10.32      Employment Agreement dated June 1, 2001 by and between
                       Integrity Incorporated and Byron Williamson (incorporated
                       by reference from Exhibit 10.4 to the Registrant's
                       Quarterly Report on Form 10-Q for the quarter ended June
                       30, 2001)
            10.33      Key Employee Change In Control Agreement dated June 1,
                       2001 by and between Integrity Incorporated and Byron
                       Williamson (incorporated by reference from Exhibit 10.5
                       to the Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended June 30, 2001)
            10.34      Employment Agreement dated October 29, 2001 by and
                       between Integrity Incorporated and Danny McGuffey
                       (incorporated by reference from Exhibit 10.3 to the
                       Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 2001)
            10.35      Key Employee Change in Control Agreement dated October
                       29, 2001 by and between Integrity Incorporated and Danny
                       McGuffey (incorporated by reference from Exhibit 10.4 to
                       the Registrant's Quarterly Report on Form 10-Q for the
                       quarter ended September 30, 2001)
              11       Statement of Computation of Per Share Earnings
              21       Subsidiaries of the Registrant
              23       Consent of Independent Accountant

(a)      Reports on Form 8-K
During the three months ended September 30, 2001, Integrity filed the following report on Form 8-K:
Form 8-K dated September 26, 2001 relating to Integrity's repurchase of warrants to purchase 818,897 shares of Integrity's common stock from Bank Austria AG, Grand Cayman Branch.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2002.

                                          INTEGRITY INCORPORATED



                                          By:      /s/ P. Michael Coleman
                                              ---------------------------------
                                          P. Michael Coleman
                                          Chairman, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2002.

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

                  /s/ Jean C. Coleman
---------------------------------------------------------
                    Jean C. Coleman                       Director

                  /s/ William A. Jolly
---------------------------------------------------------
                    William A. Jolly                      Director

                 /s/ Charles V. Simpson
---------------------------------------------------------
                   Charles V. Simpson                     Director

                 /s/ Heeth Varnedoe III
---------------------------------------------------------
                   Heeth Varnedoe III                     Director

                 /s/ Jimmy M. Woodward
---------------------------------------------------------
                   Jimmy M. Woodward                      Director