Form 10-Q
period 2002-03-31
INTEGRITY INC
filed 2002-05-14
CIK 922865

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 000-24134

Integrity Incorporated

(Exact name of registrant as specified in its charter)

Delaware	63-0952549

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X] No [  ]

     The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2002, the latest practicable date, was as follows:

Class	Outstanding

Class A Common Stock, $0.01 par value Class B Common Stock, $0.01 par value	2,309,200 3,435,000

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRITY INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	Mar 31, 2002	Dec 31, 2001

	(Unaudited)
Current Assets
Cash	$5,829	$6,854
Trade receivables, less allowance for returns and doubtful accounts of $1,548 and $1,788	5,009	5,389
Other receivables	86	89
Inventories	4,318	4,342
Other current assets	3,306	3,874

Total current assets	18,548	20,548

Property and equipment, net of accumulated depreciation of $5,420 and $5,228	4,344	4,243
Product masters, net of accumulated amortization of $16,860 and $15,946	3,689	3,520
Other assets	3,009	3,056

Total assets	$29,590	$31,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$1,506	$2,000
Accounts payable and accrued expenses	2,557	3,683
Royalties payable	5,127	4,340
Other current liabilities	751	2,375

Total current liabilities	9,941	12,398

Long-term debt	2,996	2,878
Other long-term liabilities	118	70

Total liabilities	13,055	15,346

Commitments and contingencies
Minority interest	678	603

Stockholders’ Equity
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	0	0
Class A common stock, $.01 par value; 7,500,000 shares authorized; 2,309,200 and 2,301,000 shares issued and outstanding	23	23
Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,435,000 shares issued and outstanding	34	34
Additional paid-in capital	12,930	12,930
Unearned compensation	(560)	(587)
Retained earnings	3,581	3,236
Equity adjustments from foreign translation	(151)	(218)

Total stockholders’ equity	15,857	15,418

Total liabilities and stockholders’ equity	$29,590	$31,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Net sales	$15,396	$20,802
Cost of sales	8,177	12,620

Gross profit	7,219	8,182

Marketing and fulfillment expenses	2,744	3,411
General and administrative expenses	3,746	3,155

Income from operations	729	1,616

Other expenses (income)
Interest expense, net	43	156
Other expenses (income)	54	33

Income before minority interest and taxes	632	1,427
Provision for income taxes	212	81
Minority interest, net of applicable taxes	75	37

Net income	$345	$1,309

Adjustments to determine comprehensive income
Foreign currency translation adjustments	67	(104)

Comprehensive income	$412	$1,205

Net income per share – Basic	$0.06	$0.23

Net income per share – Diluted	$0.06	$0.21

Weighted average number of shares outstanding
Basic	5,585	5,619
Diluted	6,006	6,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities
Net income	$345	$1,309
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	289	277
Amortization of product masters	914	1,703
Minority interest	75	37
Stock compensation	28	13
Changes in operating assets and liabilities
Trade receivables (net)	380	(2,010)
Other receivables	3	164
Inventories	24	359
Other assets	518	(372)
Accounts payable, royalties payable and accrued expenses	(339)	3,402
Other current and non current liabilities	(1,575)	310

Net cash provided by operating activities	662	5,192

Cash flows from investing activities
Purchases of property and equipment	(293)	(100)
Payments for product masters	(1,085)	(787)

Net cash used in investing activities	(1,378)	(887)

Cash flows from financing activities
Principal payments of long-term debt	(376)	(625)

Net cash used in financing activities	(376)	(625)

Effect of exchange rate changes on cash	67	(104)

Net increase (decrease) in cash	(1,025)	3,576
Cash, beginning of year	6,854	801

Cash, end of period	$5,829	$4,377

Supplemental disclosures of cash flow information
Interest paid	57	156
Income taxes paid	148	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND MARCH 31, 2001
(UNAUDITED)

Note 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Integrity Incorporated (the “Company”) is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity’s music product formats include cassettes, compact discs, videos, DVD’s and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children’s music, gospel music for the African-American audience, youth music and live worship music for adult audiences. Products are sold through two divisions. Integrity Music sells all music-related products and Integrity Publishers sells all Christian book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

     Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company’s presence in Western Europe, Australia and New Zealand, and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company’s ability to control the venture, the Company consolidates the venture and Word Entertainment’s interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division is expected to publish its first books in the fall of 2002. Enlight, LLC was purchased in March 2002 to acquire certain book publishing trademarks.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K. The unaudited condensed financial information has been prepared in accordance with the Company’s customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of results for the interim period, have been included.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     For a summary of the Company’s significant accounting policies, please see the financial statements for the year ended December 31, 2001 contained in the Company’s Annual Report on Form 10-K.

EARNINGS PER SHARE OF COMMON STOCK

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average of common shares outstanding for the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average of common shares outstanding assuming issuance of potential dilutive common shares related to options, warrants, restricted stock, convertible debt, or other stock agreements.

Recent Accounting Pronouncements:

     In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect, and the adoption of SFAS 142 had no material effect, on the Company’s reported results of operations, financial position or cash flows.

     In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. This provision was adopted by the Company beginning in the first quarter of 2002, which resulted in a reduction of net sales of $73,000 and $92,000 in the three-month periods ending March 31, 2002 and 2001, respectively.

Note 2 — LONG TERM DEBT

     On March 30, 2002, the Company amended its original agreement with LaSalle to restore $1.6 million of the $3.1 million facility that expired on December 19, 2001. At March 31, 2002, the Company had available borrowings of $6.1 million under the term loan and $6.0 million available under the line of credit. There was $4.5 million and $4.9 million outstanding under the term facility at March 31, 2002 and December 31, 2001, respectively. There was $0 outstanding under the line of credit for either time period.

Note 3 — SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments is shown in the following table, in thousands:

	Three months ended March 31

Net Sales	2002	2001

Direct to Consumer	$4,870	$11,063
Retail	6,953	8,860
International	2,283	1,561
Book publishing	0	0
Other	2,682	2,442
Eliminations	(1,392)	(3,124)

Consolidated	$15,396	$20,802

Operating profit (before minority interest)
Direct to Consumer	557	2,136
Retail	1,424	1,337
International	410	198
Book publishing	(337)	0
Other	672	(293)

Consolidated	2,726	3,378
General corporate expense	(2,051)	(1,795)
Interest expense, net	(43)	(156)

Income before income taxes and minority interest	$632	$1,427

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales decreased $5.4 million or 26.0% to $15.4 million for the three months ended March 31, 2002, as compared to $20.8 million for the three months ended March 31, 2001. The decrease in net sales is primarily attributable to decreased sales of the Songs4Worship products and the WoW Worship products. Sales of Songs4Worship products were $5.1 million and $7.3 million in the three-month periods ending March 31, 2002 and 2001, respectively. The reduction reflects a return to more normal revenue levels in the first quarter of 2002, in contrast to the first quarter of 2001, which had benefited from the very successful launch of the Time Life television continuity series in the first quarter of 2001 and the resulting product sales of the Songs4Worship products to Time Life. Management expects that Songs4Worship sales in 2002 will be approximately one-half of the 2001 sales. Management also expects that most of the 2002 Songs4Worship sales will be in CBA Retail, General Market sales, and in the Company’s own Songs4Worship continuity club. However, the Company and Time Life are in discussions concerning new project ideas and various line extensions, and several new products are scheduled for release in the second and third quarters of 2002. Sales of WoW Worship products decreased $3.1 million to $436,000 in the three months ending March 31, 2002, compared with $3.5 million for the same period in 2001. There was no new WoW Worship release in 2002. WoW Worship Green, the last album released in March of 2001, was the final album under the contract for the series.

     Sales in the Retail segment decreased $1.9 million or 21% to $7.0 million for the three months ended March 31, 2002, compared to $8.9 million in the same period in 2001. The decrease was due primarily to the $3.1 million decline in WoW Worship sales. Partially offsetting this decline was an increase of $1.6 million of Songs4Worship sales in the General Market and CBA Retail.

     Sales in the Direct to Consumer segment decreased $6.2 million or 55.9% to $4.9 million for the three months ended March 31, 2002, compared to $11.1 million in the same period in 2001. The decrease was due primarily to decreased sales of the Songs4Worship products to Time life for their continuity program. Management believes that sales to Time Life in 2002 for the Songs4Worship series will decline substantially from prior year levels.

     International sales increased by 43.8% to $2.3 million for the period ended March 31, 2002, as compared to $1.6 million in the same period in 2001. The increase in sales is mainly attributable to successful launches of the Songs4Worship products in Australia and the UK. Economic conditions and competitive pressures in Singapore and Latin America continue to have a negative impact on sales in these regions. Management expects these negative factors to continue for the remainder of 2002.

     Sales in the Other segment increased 8.0% to $2.7 million for the three months ended March 31, 2002, compared to $2.4 million in the same period in 2001, due primarily to reserves for product returns recorded in 2001 that reduced sales for that period. The Other segment includes revenues from licensing of the Company’s copyrights as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company’s reserves for product returns, inventory obsolescence and bad debt.

     Gross profit decreased 12% from $8.2 million in 2001 to $7.2 million in 2002 due to the reduction in sales. Gross profit as a percentage of sales increased from 39.3% for the three months ended March 31, 2001 to 46.9% for the same period in 2002 mainly because of the large percentage of low-margin Time Life Songs4Worship sales in the first quarter of 2001. Another reason for the increase in gross profit as a percentage of sales in 2002 is the decreased sales of the WoW Worship products, which carry a lower gross profit due to high royalty payouts. The gross profit percentage in the Retail segment decreased to 43.0% in 2002 from 44.8% in 2001 due primarily to low margin sales of Songs4Worship products into the General Market. The gross margin percentage in the Direct to Consumer segment increased to 52.0% for the three months ended March 31, 2002, from 34.0% in the same period of 2001, due to the wholesale pricing of the Songs4Worship sales to Time Life during 2001. The gross profit percentage in the International segment decreased to 45.9% of net sales for the three months ended March 31, 2002, from 57.8% for the same period in 2001 due to the increase in sales of the lower margin

Songs4Worship products. In the Other segment, write-offs of product masters and additional reserves for returns recorded in the three months ended March 31, 2001 resulted in negative margins for that period.

     The following table shows the gross margin by operating segment:

	Three Months Ended March 31,

Gross margin	2002	2001

Retail	43.0%	44.8%
Direct-to-Consumer	52.0%	34.0%
International	45.9%	57.8%
Book publishing
Other	29.6%	(7.8%)
Eliminations	10.6%	8.3%

Consolidated	46.9%	39.3%

     Marketing and fulfillment expenses decreased 20.6% to $2.7 million or 17.8% of net sales for the three months ended March 31, 2002, as compared to $3.4 million or 16.4% of net sales for the same period in 2001. The decrease in marketing and fulfillment expenses is primarily attributable to the decrease in sales discussed above. The increase as a percentage of sales is due to the fact that the first quarter of 2002 had a different sales mix than 2001. Sales of the Songs4Worship products to Time Life Music in 2001 required no marketing or fulfillment expenses.

     General and administrative expenses increased to $3.7 million or 24.3% of net sales for the three months ended March 31, 2002, as compared to $3.2 million or 15.2% of net sales for same period in 2001. Of the increase in general and administrative expenses, $307,000 is attributable to operating expenses related to Integrity Publishers, Inc., which did not exist in the first quarter of 2001, and the remaining increase is due to overall increases in personnel expenses. The percentage increase is also attributable to the smaller base of net sales in the first quarter of 2002.

     Operating profit in the Retail segment increased to $1.4 million, or 20.5% of net sales, for the three months ended March 31, 2002, from $1.3 million or 15.1% of net sales in the same period in 2001. The increase is due primarily to the increase in General Market sales in the first quarter of 2002 discussed above. Operating profit in the Direct to Consumer segment decreased 71.4% to $0.6 million or 11.4% of net sales for the three months ended March 31, 2002, from $2.1 million or 19.3% of sales in the same period in 2001 due to the reduction in Songs4Worship sales mentioned previously. Operating profit in the International segment increased by 107.1% to $410,000 for the three months ended March 31, 2002, from $198,000 for the same period in 2001 due to Songs4Worship sales in these markets. The book publishing subsidiary, started in the second quarter of 2001, recorded an operating loss of $337,000 for the three months ended March 31, 2002. Product sales for this subsidiary are expected to begin in the fall of 2002. Operating profit in the Other segment was $700,000 for the three months ended March 31, 2002 compared to a loss of $300,000 for the same period in 2001. The loss in 2001 was due to write-offs of product masters and additional reserves for returns recorded during the period.

     Net interest expense decreased $113,000 to $43,000 or 0.3% of net sales for the three-month period ended March 31, 2002, as compared to $156,000 or 0.8% of net sales for the same period in 2001. The decrease for the three months ended March 31, 2002 was the result of lower interest rates in 2002. The average interest rates for the three months ended March 31, 2002 and 2001 were 4.75% and 8.04%, respectively.

     The Company recorded income tax provisions of $212,000 and $81,000 for the three months ended March 31, 2002 and 2001, respectively. The Company recorded a one-time tax benefit of $390,000 related to foreign tax credits for the three months ended March 31, 2001. The Company’s effective tax rate for the first three months of 2002 was 35.6%, compared to 5.8% for the first three months of 2001. The Company expects that its effective tax rate for the year 2002 will be approximately 35% to 37%.

     Net income for the three months ended March 31, 2002 decreased by 73.6% to $345,000, from $1.3 million in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term loan as needed. The Company’s need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company’s principal uses of cash historically have been the production and recording of product masters to build the Company’s product master library and debt service. It is from these product masters that the Company’s products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ending December 31, 2002 and beyond.

     On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement included a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria Creditanstalt. Of the $14 million initial term facility, $3.0 million was used for the pay-off to Bank Austria Creditanstalt, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $4.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to restore $1.6 million of the $3.1 million that expired. At March 31, 2002, the Company had available borrowings of $6.1 million under the term loan and $6.0 million under the line of credit. At the Company’s option, the LaSalle credit facility bears interest at the bank’s base rate plus a margin ranging from 0% to .5%, or LIBOR plus a margin ranging from 2.25% to 3.0%. The actual margin is a function of the Company’s leverage ratio as calculated quarterly.

     For the quarter ending March 31, 2002, the Company had average daily borrowings under the LaSalle credit facility of $4.9 million at an average interest rate of 4.75%. For the quarter ending March 31, 2001, the Company had average daily borrowings under the Bank Austria Creditanstalt facility of $4.4 million at an average interest rate of 8.04%.

     On September 26, 2001, the Company repurchased warrants to purchase 818,897 shares of the Company’s common stock from Bank Austria for approximately $3.4 million in cash.

     Cash generated from operations totaled $662,000 and $5.0 million for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease from 2001 to 2002 resulted primarily from decreased earnings before depreciation and amortization, a decrease in the amount of product amortization, an increase in the amount of trade receivables, and the timing of payments for liabilities, principally royalties.

     Investing activities used $1.4 million and $887,000 during the three-month periods ended March 31, 2002 and 2001, respectively. These investing activities consisted, in part, of capital expenditures for computer equipment and capital improvements to existing buildings totaling $293,000 and $100,000 for the three month periods ended March 31, 2002 and 2001, respectively. The investments in product masters for the three-month periods ended March 31, 2002 and 2001 totaled $1.1 million and $787,000, respectively. The investment in product masters related to releases in the three months ended March 31, 2002 and continued development of other products by the Company.

     The Company announced on June 29, 2001 the formation of a new subsidiary, Integrity Publishers, Inc., to develop and publish Christian book titles. The first releases are expected in the fall of 2002. The Company expects that costs associated with the new subsidiary will decrease earnings by approximately $0.07 per diluted share for the year ending December 31, 2002.

     The Company made principal payments on its term loans of $376,000 and $625,000 in the three months ended March 31, 2002 and 2001, respectively.

     During the three-month periods ended March 31, 2002 and 2001, the Company did not make any contributions to the Celebration Hymnal LLC joint venture.

Recent Accounting Pronouncements:

     In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect, and the adoption of SFAS 142 had no material effect, on the Company’s reported results of operations, financial position or cash flows.

     In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. This provision was adopted beginning in the first quarter of 2002, which resulted in a reduction of net sales of $73,000 and $92,000 in the three-month periods ending March 31, 2002 and 2001, respectively.

Special Cautionary Notice Regarding Forward-Looking Statements

     Certain of the matters discussed in this document including matters discussed under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management’s estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the information required to be set forth under Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II.
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

Exhibit
Number	Exhibit Description
3(i)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994)

3(i).1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995, (incorporated by reference from Exhibit 3(i).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

3(ii)	Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994)

4.1	See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the Certificate of Incorporation, as amended, and Bylaws, as amended, of the Registrant defining rights of holders of Class A and Class B Common Stock of the Registrant.

4.2	Form of Class A Common Stock certificate of the Registrant (incorporated by reference from Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Amendment to Product Distribution Agreement dated as of January 1, 2000, by and between Integrity Incorporated and Word, Inc., a division of Warner Music Group Inc., amendment effective as of January 1, 2002 (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.2	Product Distribution Agreement between Integrity Incorporated and Sony Music Entertainment, dated March 4, 2002, effective January 1, 2002. (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.3	Second Amendment to Credit Agreement by and between Integrity Incorporated and LaSalle Bank National Association, dated March 30, 2002.

10.4	Stock Purchase Agreement between Integrity Incorporated and Elizabeth Ann Williamson for the purchase of Enlight, Inc. dated April 5, 2002.

(b) Reports on Form 8-K There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrity Incorporated

Date: May 10, 2002	/s/ P. Michael Coleman

P. Michael Coleman Chairman, President and Chief Executive Officer

Date: May 10, 2002	/s/ Donald S. Ellington

Donald S. Ellington Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)