Form 10-Q
period 2002-06-30
INTEGRITY MEDIA INC
filed 2002-08-12
CIK 922865

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 000-24134

Integrity Media, Inc.
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

Yes X            No

     The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2002, the latest practicable date, was as follows:

Class	Outstanding

Class A Common Stock, $0.01 par value	2,309,783
Class B Common Stock, $0.01 par value	3,435,000

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
LLC Purchase Agreement
Employment Agreement
3rd Amendment to Credit Agreement
Publishers Security and Pledge Agreement
Publishers 1st Amendment to Security and Pledge
1st Amendment and 2nd Supplement
M2 Communications Security and Pledge Agreement

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRITY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Jun 30, 2002	Dec 31, 2001

	(Unaudited)
ASSETS
Current Assets
Cash	$4,098	$6,854
Trade receivables, less allowance for returns and doubtful accounts of $1,380 and $1,788	4,965	5,389
Other receivables	52	89
Inventories	4,628	4,342
Other current assets	3,427	3,874

Total current assets	17,170	20,548
Property and equipment, net of accumulated depreciation of $5,662 and $5,228	4,828	4,243
Product masters, net of accumulated amortization of $17,679 and $15,946	3,772	3,520
Other assets	8,032	3,056

Total assets	$33,802	$31,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,350	$2,000
Accounts payable and accrued expenses	2,602	3,683
Royalties payable	4,199	4,340
Other current liabilities	1,777	2,375

Total current liabilities	10,928	12,398
Long-term debt	6,463	2,878
Other long-term liabilities	100	70

Total liabilities	17,491	15,346

Commitments and contingencies
Minority interest	495	603

Stockholders’ Equity
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	0	0
Class A common stock, $.01 par value; 7,500,000 shares authorized; 2,309,783 and 2,301,000 shares issued and outstanding	23	23
Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,435,000 shares issued and outstanding	34	34
Additional paid-in capital	12,945	12,930
Unearned compensation	(533)	(587)
Retained earnings	3,463	3,236
Equity adjustments from foreign translation	(116)	(218)

Total stockholders’ equity	15,816	15,418

Total liabilities and stockholders’ equity	$33,802	$31,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Net sales	$11,831	$16,793	$27,227	$37,595
Cost of sales	4,996	9,065	13,173	21,685

Gross profit	6,835	7,728	14,054	15,910
Marketing and fulfillment expenses	3,161	2,998	5,905	6,409
General and administrative expenses	3,614	3,426	7,360	6,581

Income from operations	60	1,304	789	2,920
Other expenses
Interest expense, net	97	60	140	216
Other expenses	43	71	97	104

(Loss) income before extraordinary item, minority interest and taxes	(80)	1,173	552	2,600
Provision for income taxes	(30)	364	182	445
Minority interest, less applicable taxes	68	(8)	143	29

Net (loss) income before extraordinary item	(118)	817	227	2,126

Extraordinary item from early extinguishment of debt less taxes of $154	0	(312)	0	(312)

Net (loss) income	$(118)	$505	$227	$1,814

Adjustments to determine comprehensive (loss) income
Foreign currency translation adjustments	35	57	102	(47)

Comprehensive (loss) income	$(83)	$562	$329	$1,767

Basic EPS
(Loss) income before extraordinary item	$(0.02)	$0.15	$0.04	$0.38
Extraordinary item	0	(0.06)	0	(0.06)

Net (loss) income	$(0.02)	$0.09	$0.04	$0.32

Diluted EPS
(Loss) income before extraordinary item	$(0.02)	$0.13	$0.04	$0.34
Extraordinary item	0	(0.05)	0	(0.05)

Net (loss) income	$(0.02)	$0.08	$0.04	$0.29

Weighted average number of shares outstanding
Basic	5,593	5,620	5,589	5,620
Diluted	5,593	6,310	6,007	6,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities
Net income	$227	$1,814
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	621	494
Amortization of product masters	1,702	3,564
Minority interest	142	30
Stock compensation	53	26
Extraordinary loss on debt extinguishment	0	466
Changes in operating assets and liabilities, net of the effects from purchase of M2 Communications, LLC
Trade receivables (net)	1,315	116
Other receivables	37	132
Inventories	(224)	279
Other assets	5	(484)
Accounts payable, royalties payable and accrued expenses	(2,161)	1,529
Other current and non current liabilities	(569)	179

Net cash provided by operating activities	1,148	8,145

Cash flows from investing activities
Purchases of property and equipment	(986)	(251)
Payments for product masters	(1,942)	(1,825)
Purchase of M2 Communications LLC, net of cash	(4,779)	0

Net cash used in investing activities	(7,707)	(2,076)

Cash flows from financing activities
Net (repayments) borrowings under line of credit	0	(874)
Proceeds from issuance of stock	16	13
Principal payments of long-term debt	(1,040)	(1,064)
Borrowings under term facility	4,975	0
Distributions to joint venture partner	(250)	0

Net cash used in financing activities	3,701	(1,925)

Effect of exchange rate changes on cash	102	(47)

Net increase (decrease) in cash	(2,756)	4,097
Cash, beginning of year	6,854	801

Cash, end of period	$4,098	$4,898

Supplemental disclosures of cash flow information
Interest paid	$130	$131
Income taxes paid	$148	$0

Supplemental disclosure of non-cash investing activities:

On June 28, 2002, the Company purchased M2 Communications, LLC. In conjunction with the purchase, the Company assumed all outstanding assets and liabilities as of the purchase date. The Company is in the process of completing the final valuation of this transaction. This should be completed during the third quarter of 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND JUNE 30, 2001
(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Integrity Media, Inc. (the “Company”) is a media/communications company that produces, publishes and distributes Christian music, books and related products. The Company’s music product formats include cassettes, compact discs, videos, DVD’s and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children’s music, gospel music for the African-American audience, youth music and live worship music for adult audiences. Products are sold through two divisions. Integrity Music sells all music-related products and Integrity Publishers sells all book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

     Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company’s presence in Western Europe, Australia and New Zealand, and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company’s ability to control the venture, the Company consolidates the venture and Word Entertainment’s interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division began shipping its first books in the third quarter of 2002. Enlight, LLC was purchased in March 2002 to acquire certain book publishing trademarks. M2 Communications, an artist-based, independent Christian music company, was purchased in June 2002.

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

     Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Recent Accounting Pronouncements:

     In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect, and the adoption of SFAS 142 had no effect, on the Company’s reported results of operations, financial position or cash flows.

     In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a significant impact on the Company’s financial statements.

     In October 2001, FASB issued SFAS No. 144, (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS 144 will not have a significant impact on the Company’s financial statements.

     In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. This provision was adopted by the Company beginning in the first quarter of 2002. This change has resulted in a reduction of net sales of $125,000 and $90,000 in the three-month periods ended June 30, 2002 and 2001, respectively, and a reduction of net sales of $198,000 and $182,000 for the six months ended June 30, 2002 and 2001, respectively.

     In April 2002, FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, as well as, amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes that the adoption of SFAS 145 will not have a significant impact on the Company’s financial statements.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a significant impact on the Company’s financial statements.

Note 2 – LONG TERM DEBT

     On March 30, 2002, the Company amended its original agreement with LaSalle to restore $1.6 million of the $3.1 million facility that expired on December 19, 2001. On June 28, 2002, the facility was also amended to increase the available borrowings under the term loan by $3 million. On June 28, 2002, the Company then used this additional $3 million to partially fund the acquisition of M2 Communications, LLC. At June 30, 2002, the Company had available borrowings of $4.6 million under the term loan and $6.0 million available under the line of credit. There was $8.8 million and $4.9 million outstanding under the term facility at June 30, 2002 and December 31, 2001, respectively. There was none outstanding under the line of credit for either time period.

Note 3 – SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments is shown in the following table, in thousands:

	Six Months Ended June 30,
	2002	2001

Net Sales
Retail	$12,279	$16,741
Direct to Consumer	8,843	18,587
International	4,576	3,477
Book publishing	0	0
Other	4,296	3,782
Eliminations	(2,767)	(4,992)

Consolidated	$27,227	$37,595

Operating profit (before minority interest)
Retail	$2,291	$3,111
Direct to Consumer	714	4,091
International	726	567
Book publishing	(902)	0
Other	1,538	(1,102)

Consolidated	4,367	6,667
General corporate expense	(3,675)	(3,851)
Interest expense, net	(140)	(216)

Income before income taxes and minority interest	$552	$2,600

	Three Months Ended June 30,
	2002	2001

Net Sales
Retail	$5,326	$7,881
Direct to Consumer	3,973	7,524
International	2,293	1,916
Book publishing	0	0
Other	1,614	1,340
Eliminations	(1,375)	(1,868)

Consolidated	$11,831	$16,793

Operating profit (before minority interest)
Retail	$867	$1,774
Direct to Consumer	157	1,955
International	316	369
Book publishing	(565)	0
Other	866	(809)

Consolidated	1,641	3,289
General corporate expense	(1,624)	(2,056)
Interest expense, net	(97)	(60)

Income before income taxes and minority interest	$(80)	$1,173

Note 4 – PURCHASE TRANSACTION

     On June 28, 2002, the Company purchased all assets and assumed the outstanding liabilities of M2 Communications, LLC. The Company paid, net of cash acquired, $4.8 million to complete the transaction. The transaction was funded partly from operating cash and the issuance of $3 million additional debt through the Company’s credit facility. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, fixed assets and intangibles. The Company is in the process of completing the final valuation of this transaction. This should be completed during the third quarter of 2002.

     The following pro-forma information presents the results of operations of the Company as if the acquisition of M2 Communications, LLC had been completed as of January 1, 2002 and January 1, 2001, respectively (in thousands, except per share data):

For the Six Months Ending June 30, 2002

	As Reported	Pro-Forma

Net Sales	$27,227	$32,928
Net Income	$227	$572
Basic EPS	$0.04	$0.10
Diluted EPS	$0.04	$0.10

For the Year Ended December 31, 2001

	As Reported	Pro-Forma

Net Sales	$70,958	$75,458
Net Income	$2,811	$2,673
Basic EPS	$0.50	$0.47
Diluted EPS	$0.45	$0.43

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales decreased $10.4 million or 27.6% to $27.2 million for the six months ended June 30, 2002, as compared to $37.6 million for the six months ended June 30, 2001. For the quarter ended June 30, 2002, net sales decreased $5.0 million or 29.5% to $11.8 million, from $16.8 million in the same period in 2001. The decrease in net sales is primarily attributable to decreased sales of the Songs4Worship products and the WoW Worship products. Sales of Songs4Worship products were $8.7 million and $13.2 million in the six months ended June 30, 2002 and 2001, respectively. The reduction reflects a return to more historical revenue levels in the first half of 2002, in contrast to the first half of 2001, which had benefited from the very successful launch of the Time Life television continuity series in the first quarter of 2001 and the resulting product sales of the Songs4Worship products to Time Life. Management expects that Songs4Worship sales in 2002 will be approximately one-half of the 2001 sales. Management also expects that most of the 2002 Songs4Worship sales will be in CBA Retail, General Market sales, and in the Company’s own Songs4Worship continuity club. However, the Company and Time Life are in discussions concerning new project ideas and various line extensions, and several new products are scheduled for release in the second half of 2002. Sales of WoW Worship products decreased $4.1 million to $871,000 in the six months ended June 30, 2002, compared with $5.0 million for the same period in 2001. There was no new WoW Worship release in 2002. WoW Worship Green, the last album released in March of 2001, was the final album under the contract for the series. In addition, there were not as many major product releases scheduled in the second quarter and first half of 2002 compared to 2001. The major product releases for 2002 are scheduled for release in the third and fourth quarters.

     Sales in the Retail segment decreased $4.5 million or 26.7% to $12.3 million for the six months ended June 30, 2002, compared to $16.7 million in the same period in 2001. For the quarter ended June 30, 2002, sales in the Retail segment decreased $2.6 million or 32.4% to $5.3 million, from $7.9 million in the same period in 2001. The decrease for the six months was due primarily to the $4.1 million decline in WoW Worship sales. The decrease in sales for the second quarter compared to 2001 was due primarily to the decline in WoW sales of $1.0 million and the decline in general market Songs4Worship sales of $1.0 million. Also negatively impacting 2002 sales for the quarter and six month period was the fact that there were not as many major new product releases scheduled for these periods as in 2001. The major product releases for 2002 are scheduled for release in the third and fourth quarters.

     Sales in the Direct to Consumer segment decreased $9.7 million or 52.4% to $8.8 million for the six months ended June 30, 2002, compared to $18.6 million in the same period in 2001. For the quarter ended June 30, 2002, sales in the Direct to Consumer segment decreased $3.6 million or 47.2% to $4.0 million, compared to $7.5 million in the same period in 2001. The decreases for both the second quarter and six month period were due to decreased sales of the Songs4Worship products to Time Life for their continuity program and decreased sales for the Company’s Songs4Worship continuity program.

     International sales increased $1.1 million or 31.6% to $4.6 million for the six months ended June 30, 2002, as compared to $3.5 million in the same period in 2001. For the quarter ended June 30, 2002, International sales increased $377,000 or 19.7% to $2.3 million compared to $1.9 million in the same period in 2001. The increase in sales is mainly attributable to successful launches of the Songs4Worship products in Australia and the United Kingdom. Economic conditions and competitive pressures in Singapore and Latin America continue to have a negative impact on sales in these regions. Management expects these negative factors to continue for the remainder of 2002.

     Sales in the Other segment increased $514,000 or 13.6% to $4.3 million for the six months ended June 30, 2002, compared to $3.8 million in the same period in 2001. For the quarter ended June 30, 2002, sales in the Other segment increased $274,000 or 20.4% to $1.6 million, compared to $1.3 million in the same period in 2001. The increase in sales for 2002 compared to 2001 for the six months ending June 30 is primarily due to additional reserves for product returns recorded in 2001 that were shown as a reduction of sales in 2001. The sales increase for the quarter ended June 30 for 2002 compared to 2001 is due to a combination of a reduction in the reserves for product returns in 2002 that increased sales for the period and increases in copyright income. The Other segment includes revenues from licensing of the Company’s copyrights as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company’s reserves for product returns, inventory obsolescence and bad debt.

     Gross profit decreased $1.9 million or 11.7% to $14.1 million for the six months ended June 30, 2002, compared to $15.9 million for the same period in 2001 due to the reduction in sales. Gross profit as a percentage of sales increased to 51.6% for the six month period ended June 30, 2002 from 42.3% for the same period in 2001 mainly because of the sales declines of the low-margin Time Life Songs4Worship sales in the first half of 2001. Another reason for the increase in gross profit as a percentage of sales in 2002 is the decreased sales of the WoW Worship products, which carry a lower gross profit due to high royalty payouts. In addition, increased reserves for inventory and reserves for product returns recorded in 2001 negatively impacted the gross margins and gross margin percentage in 2001.

     The gross profit percentage in the Retail segment increased to 45.3% for the six months ended June 30, 2002, from 43.5% in the same period in 2001 due primarily to lower general market sales of Songs4Worship in 2002, which are sold at lower-margin wholesale prices. The gross margin percentage in the Direct to Consumer segment increased to 53.1% for the six-month period ended June 30, 2002, from 42.0% in the same period of 2001, due to the wholesale pricing of the Songs4Worship sales to Time Life during 2001. The gross profit percentage in the International segment decreased to 48.6% for the six-month period ended June 30, 2002, from 57.8% for the same period in 2001, due to the increase in sales of the low margin Songs4Worship products. In the Other segment, gross profit percentage increased to 42.0% for the six months ended June 30, 2002, from (22.8)% for the same period in 2001. Write-offs of product masters, additional reserves for inventory, and additional reserves for returns recorded in the six months ended June 30, 2001 resulted in negative margins for that period.

     Gross profit decreased $893,000 or 11.6% to $6.8 million for the quarter ended June 30, 2002, compared to $7.7 million for the same period in 2001 due to the reduction in sales. Gross profit as a percentage of sales increased to 57.8% for the quarter ended June 30, 2002 from 46.0% for the same period in 2001 mainly because of the sales declines of the low-margin Songs4Worship sales to Time Life and low margin Songs4Worship general market sales. Another reason for the increase in gross profit as a percentage of sales in 2002 is the decreased sales of the WoW Worship products, which carry a lower gross profit due to high royalty payouts. In addition, increased reserves recorded in 2001 negatively impacted the gross margins and gross margin percentage in 2001.

     The gross profit percentage in the Retail segment increased to 48.1% for the quarter ended June 30, 2002, from 42.1% in the same period in 2001 due primarily to the reduction in low margin WoW sales and the reduction in low margin general market sales of Songs4Worship in 2002. The gross margin percentage in the Direct to Consumer segment increased to 54.5% for the quarter ended June 30, 2002, from 53.8% in the same period of 2001, due to the wholesale pricing of the Songs4Worship sales to Time Life during 2001. The gross profit percentage in the International segment decreased to 51.3% for the quarter ended June 30, 2002, from 57.8% for the same period in 2001, due to the increase in sales of the low margin Songs4Worship products. In the Other segment, gross profit percentage increased to 62.6% for the quarter June 30, 2002, from (50.1)% for the same period in 2001. Write-offs of product masters and additional reserves for inventory recorded in the quarter ended June 30, 2001 resulted in negative margins for that period. In addition, reductions in the reserves for product returns had a favorable impact on gross margins for the quarter ended June 30, 2002.

     The following table shows the gross margin by operating segment:

	Six Months Ended June 30,
Gross margin	2002	2001

Retail	45.3%	43.5%
Direct to Consumer	53.1%	42.0%
International	48.6%	57.8%
Book publishing	0%	0%
Other	42.0%	(22.8)%
Eliminations	8.2%	6.6%

Consolidated	51.6%	42.3%

	Three Months Ended June 30,
Gross margin	2002	2001

Retail	48.1%	42.1%
Direct to Consumer	54.5%	53.8%
International	51.3%	57.8%
Book publishing	0%	0%
Other	62.6%	(50.1)%
Eliminations	5.8%	3.8%

Consolidated	57.8%	46.3%

     Marketing and fulfillment expenses decreased $504,000 or 7.9% to $5.9 million or 21.7% of net sales for the six months ended June 30, 2002, as compared to $6.4 million or 17.1% of net sales for the same period in 2001. For the quarter ended June 30, 2002, marketing and fulfillment expenses increased $163,000 or 5.4% to $3.2 million or 26.7% of net sales, compared to $3.0 million or 17.9% of net sales in the same period in 2001. The decrease in marketing and fulfillment expenses for the six months ended June 30, 2002 is primarily attributable to the decrease in sales discussed above. The increase in marketing and fulfillment expenses as a percentage of sales for both the quarter and six months ended June 30, 2002 compared to the same period in 2001 is because sales of the Songs4Worship products to Time Life Music and sales of Songs4Worship into the general market in 2001 required no marketing or fulfillment expenses.

     General and administrative expenses increased $779,000 or 11.8% to $7.4 million or 27.0% of net sales for the six months ended June 30, 2002, as compared to $6.6 million or 17.5% of net sales for the same period in 2001. For the quarter ended June 30, 2002, general and administrative expenses increased $188,000 or 5.5% to $3.6 million or 30.5% of net sales, compared to $3.4 million or 20.4% of net sales for the same period in 2001. The increase in general and administrative expenses for the six months ended June 30, 2002 includes $787,000 attributable to operating expenses related to Integrity Publishers, Inc., which did not exist in the first half of 2001. The increase in general and administrative expenses as a percentage of sales is also attributable to the smaller base of net sales in the first half of 2002.

     Operating profit in the Retail segment decreased $820,000 or 26.4% to $2.3 million, or 18.7% of net sales, for the six months ended June 30, 2002, from $3.1 million or 18.6% of net sales in the same period in 2001. The decrease is due to lower gross margins from the decreased revenue, higher marketing expenses for CBA Trade, and higher general and administrative expenses. Operating profit in the Direct to Consumer segment decreased $3.4 million or 82.5% to $714,000, or 8.1% of net sales, for the six months ended June 30, 2002, from $4.1 million, or 22.0% of net sales, in the same period in 2001 due to the reduction in Songs4Worship sales mentioned previously. Operating profit in the International segment increased $159,000 or 28.0% to $726,000, or 15.9% of net sales, for the six-month period ended June 30, 2002, from $567,000, or 16.3% of net sales, for the same period in 2001 due to Songs4Worship sales in these markets. The book publishing subsidiary, whose formation was announced on June 29, 2001, recorded an operating loss of $902,000 for the six months ended June 30, 2002. Product sales for this subsidiary began to ship in the third quarter, 2002. Operating profit in the Other segment increased $2.6 million or 239.6% to $1.5 million, or 35.8% of net sales, for the six-month period ended June 30, 2002 compared to a loss of $1.1 million, or (29.1)% of net sales, for the same period in 2001. The loss in 2001 was due to write-offs of product masters, increased reserves for inventory, and additional reserves for returns recorded during the period.

     Net interest expense decreased $76,000 or 35.2% to $140,000, or 0.5% of net sales, for the six months ended June 30, 2002, as compared to $216,000, or 0.6% of net sales, for the same period in 2001. The decrease for the six months ended June 30, 2002 was a combination of lower interest rates in 2002, loan discount amortization of $82,000 recorded in the six months ended June 30, 2001, and higher average loan balances in 2002. The average interest rates for the six months ended June 30, 2002 and 2001 were 4.75% and 7.7%, respectively. The average monthly loan balances for the six months ended June 30, 2002 and 2001, were $5.5 million and $3.8 million, respectively.

     The Company recorded income tax provisions of $182,000 and $445,000 for the six months ended June 30, 2002 and 2001, respectively. The Company recorded a one-time tax benefit of $390,000 related to foreign tax credits for the six months ended June 30, 2001. The Company’s effective tax rate for the first six months of 2002 was 33%, compared to 17% for the first six months of 2001. The Company expects that its effective tax rate for the year 2002 will be approximately 35% to 37%.

     Net income for the six months ended June 30, 2002 decreased $1.6 million or 87.5% to $227,000, from $1.8 million in the same period in 2001.

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

     On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement included a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria Creditanstalt. Of the $14 million initial term facility, $3.0 million was used for the pay-off to Bank Austria Creditanstalt, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $4.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to restore $1.6 million of the $3.1 million that expired. On June 28, 2002, the facility was again amended to increase available borrowings under the term loan by $3.0 million. This additional $3.0 million was then used to partially fund the acquisition of M2 Communications, LLC. At June 30, 2002, the Company had available borrowings of $4.6 million under the term loan and $6.0 million under the line of credit. At the Company’s option, the LaSalle credit facility bears interest at the bank’s base rate plus a margin ranging from 0% to .5%, or LIBOR plus a margin ranging from 2.25% to 3.0%. The actual margin is a function of the Company’s leverage ratio as calculated quarterly.

     For the six months ended June 30, 2002, the Company had average daily borrowings under the LaSalle credit facility of $5.5 million at an average interest rate of 4.75%. For the six months ended June 30, 2001, the Company had average daily borrowings under this facility of $3.8 million at an average interest rate of 7.7%.

     On September 26, 2001, the Company repurchased warrants to purchase 818,897 shares of the Company’s common stock from Bank Austria for approximately $3.4 million in cash.

     Cash generated from operations totaled $1.1 million and $8.1 million for the six months ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 resulted primarily from decreased earnings before depreciation and amortization, a decrease in the amount of product amortization, an increase in the amount of trade receivables, and the timing of payments for liabilities, principally royalties.

     Investing activities used $7.7 million and $2.1 million during the six months ended June 30, 2002 and 2001, respectively. These investing activities consisted of the purchase of M2 Communications LLC for $4.8 million on June 28, 2002, capital expenditures for computer equipment and capital improvements to existing buildings totaling $986,000 and $251,000 for the six months ended June 30, 2002 and 2001, respectively. The investments in product masters for the six months ended June 30, 2002 and 2001 totaled $1.9 million and $1.8 million, respectively. The investment in product masters for the six months ended June 30, 2002 relates primarily to development of products scheduled for release within the next six to eighteen months.

     The Company announced on June 29, 2001 the formation of a new subsidiary, Integrity Publishers, Inc., to develop and publish Christian book titles. The first releases began shipping in the third quarter of 2002. The Company expects that costs associated with the new subsidiary will decrease earnings by approximately $0.06 per diluted share for the year ending December 31, 2002.

     The Company announced on July 1, 2002 that it had completed the purchase of M2 Communications LLC, an artist-based independent Christian music company headquartered in Nashville, Tennessee.

     The Company made principal payments on its term loans of $1.0 million and $1.1 million in the six months ended June 30, 2002 and 2001, respectively.

     During the six months ended June 30, 2002 and 2001, the Company made distributions to Word Entertainment, its 50% partner in the Celebration Hymnal LLC joint venture, of $250,000 and $0, respectively.

Recent Accounting Pronouncements:

     In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect, and the adoption of SFAS 142 had no effect, on the Company’s reported results of operations, financial position or cash flows.

     In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a significant impact on the Company’s financial statements.

     In October 2001, FASB issued SFAS No. 144, (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS 144 will not have a significant impact on the Company’s financial statements.

     In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. This provision was adopted by the Company beginning in the first quarter of 2002. This change has resulted in a reduction of net sales of $125,000 and $90,000 in the three-month periods ended June 30, 2002 and 2001, respectively, and a reduction of net sales of $198,000 and $182,000 for the six months ended June 30, 2002 and 2001, respectively.

     In April 2002, FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, as well as, amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes that the adoption of SFAS 145 will not have a significant impact on the Company’s financial statements.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a significant impact on the Company’s financial statements.

Special Cautionary Notice Regarding Forward-Looking Statements

     Certain of the matters discussed in this document including matters discussed under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management’s estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk is limited to fluctuations in interest rates as they pertain to the Company’s borrowings under its credit facility. As of April 25, 2001, the Company paid interest on borrowings at either LaSalle’s base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria credit facility, the Company paid interest on borrowings at either the lender’s base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank’s base rate plus 1 1/2% or LIBOR plus 3%. In the event that interest rates were to increase 100 basis points, the Company’s interest expense would increase and income before income tax would decrease by $48,000, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company’s borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

     The Company is also exposed to market risk from changes in foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

PART II.
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Company held on May 24, 2002, the following matters were brought before and voted upon by stockholders:

1.	A proposal to elect the following nominees to the Board of Directors to serve until the 2002 annual meeting:

Class A Common Stock

	For	Withhold Authority	Non-Votes

P. Michael Coleman	1,988,338	154,381	158,281
Jean C. Coleman	1,900,838	241,881	158,281
William A. Jolly	2,003,238	139,481	158,281
Charles V. Simpson	2,000,238	142,481	158,281
Heeth Varnedoe III	2,003,238	139,481	158,281
Jimmy M. Woodward	2,003,238	139,481	158,281

Class B Common Stock

	For	Withhold Authority	Non-Votes

P. Michael Coleman	34,350,000	0	0
Jean C. Coleman	34,350,000	0	0
William A. Jolly	34,350,000	0	0
Charles V. Simpson	34,350,000	0	0
Heeth Varnedoe III	34,350,000	0	0
Jimmy M. Woodward	34,350,000	0	0

2.	A proposal to amend the Company’s Certificate of Incorporation to change the Company’s name to “Integrity Media, Inc.”:

Class A Common Stock

For	Against	Abstain	Non-Votes

2,140,184	2,210	325	158,281

Class B Common Stock

For	Against	Abstain	Non-Votes

34,350,000	0	0	0

3.	A proposal to approve the Integrity Incorporated 2001 Long-Term Incentive Plan:

Class A Common Stock

For	Against	Abstain	Non-Votes

892,819	358,532	10,625	1,039,024

Class B Common Stock

For	Against	Abstain	Non-Votes

34,350,000	0	0	0

4.	A proposal to approve the Integrity Incorporated 2002 Stock Option Plan for Outside Directors:

Class A Common Stock

For	Against	Abstain	Non-Votes

885,204	367,529	9,243	1,039,024

Class B Common Stock

For	Against	Abstain	Non-Votes

34,350,000	0	0	0

5.	A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2002:

Class A Common Stock

For	Against	Abstain	Non-Votes

2,140,269	2,250	200	158,281

Class B Common Stock

For	Against	Abstain	Non-Votes

34,350,000	0	0	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Exhibit Description

3(i)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994).

3(i).1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995, (incorporated by reference from Exhibit 3(i).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

3(ii)	Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

4.1	See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the Certificate of Incorporation, as amended, and Bylaws, as amended, of the Registrant defining rights of holders of Class A and Class B Common Stock of the Registrant.

4.2	Form of Class A Common Stock certificate of the Registrant (incorporated by reference from Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.1	Integrity Incorporated 2002 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	Stock Purchase Agreement between Integrity Incorporated and Elizabeth Ann Williamson for the purchase of Enlight, Inc. dated April 5, 2002 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.3	LLC Interest Purchase Agreement by and between Integrity Media, Inc. and Jeffory Moseley, Carmen Moseley and the Jeff and Carmen Moseley Charitable Remainder Unitrust, for the purchase of M2 Communications, LLC, dated June 28, 2002.

10.4	Employment Agreement by and among Integrity Media, Inc. and Jeffory Moseley, dated June 28, 2002.

10.5	Third Amendment to Credit Agreement by and between Integrity Media, Inc., Integrity Publishers, Inc., M2 Communications, LLC, and LaSalle Bank National Association, dated June 28, 2002.

10.6	Security and Pledge Agreement by Integrity Publishers, Inc., in favor of LaSalle Bank National Association, dated March 30, 2002.

10.7	First Amendment to Security and Pledge Agreement by and between Integrity Publishers, Inc. and LaSalle Bank National Association, dated June 28, 2002.

10.8	First Amendment and Second Supplement to Security and Pledge Agreement by and between Integrity Media, Inc. and LaSalle Bank National Association, dated June 28, 2002.

10.9	Security and Pledge Agreement by M2 Communications, LLC, in favor of LaSalle Bank National Association, dated June 28, 2002.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrity Media, Inc.

Date: August 9, 2002	/s/ P. Michael Coleman

P. Michael Coleman Chairman, President and Chief Executive Officer

Date: August 9, 2002	/s/ Donald S. Ellington

Donald S. Ellington Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)