Form 10-Q
period 2002-09-30
INTEGRITY MEDIA INC
filed 2002-11-14
CIK 922865

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Yes   ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

     The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2002, the latest practicable date, was as follows:

Class	Outstanding

Class A Common Stock, $0.01 par value Class B Common Stock, $0.01 par value	2,314,783 3,435,000

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRITY MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Sep 30, 2002	Dec 31, 2001

	(Unaudited)
ASSETS
Current Assets
Cash	$4,651	$6,854
Trade receivables, less allowance for returns and doubtful accounts of $1,808 and $1,788	9,347	5,389
Other receivables	51	89
Inventories	5,423	4,342
Other current assets	3,604	3,874

Total current assets	23,076	20,548
Property and equipment, net of accumulated depreciation of $5,853 and $5,228	5,937	4,243
Product masters, net of accumulated amortization of $18,677 and $15,946	3,570	3,520
Other assets	8,406	3,056

Total assets	$40,989	$31,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,548	$2,000
Accounts payable and accrued expenses	4,486	3,683
Royalties payable	7,348	4,340
Other current liabilities	2,606	2,375

Total current liabilities	16,988	12,398
Long-term debt	5,876	2,878
Other long-term liabilities	227	70

Total liabilities	23,091	15,346

Commitments and contingencies Minority interest	559	603

Stockholders’ Equity
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	0	0
Class A common stock, $.01 par value; 7,500,000 shares authorized; 2,314,783 and 2,301,000 shares issued and outstanding	23	23
Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,435,000 shares issued and outstanding	34	34
Additional paid-in capital	12,956	12,930
Unearned compensation	(506)	(587)
Retained earnings	4,869	3,236
Equity adjustments from foreign translation	(37)	(218)

Total stockholders’ equity	17,339	15,418

Total liabilities and stockholders’ equity	$40,989	$31,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30		Sep 30

	2002	2001	2002	2001

Net sales	$22,582	$17,926	$49,809	$55,703
Cost of sales	11,211	9,366	24,384	31,051

Gross profit	11,371	8,560	25,425	24,652
Marketing and fulfillment expenses	4,311	3,202	10,216	9,792
General and administrative expenses	4,598	4,215	11,958	10,797

Income from operations	2,462	1,143	3,251	4,063
Other expenses
Interest expense, net	46	14	186	230
Other expenses	64	61	161	165

Income before extraordinary item, minority interest and taxes	2,352	1,068	2,904	3,668
Provision for income taxes	884	378	1,066	823
Minority interest, less applicable taxes	64	22	207	51

Net income before extraordinary item	1,404	668	1,631	2,794

Extraordinary item from early extinguishment of debt less taxes of $154	0	0	0	(312)

Net income	$1,404	$668	$1,631	$2,482

Adjustments to determine comprehensive (loss) income
Foreign currency translation adjustments	80	128	182	81

Comprehensive (loss) income	$1,484	$796	$1,813	$2,563

Basic EPS
Income before extraordinary item	$0.25	$0.12	$0.29	$0.50
Extraordinary item	0	0	0	(0.06)

Net income	$0.25	$0.12	$0.29	$0.44

Diluted EPS
Income before extraordinary item	$0.23	$0.10	$0.27	$0.44
Extraordinary item	0	0	0	(0.05)

Net income	$0.23	$0.10	$0.27	$0.39

Weighted average number of shares outstanding
Basic	5,595	5,640	5,592	5,626
Diluted	6,002	6,445	6,005	6,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended Sep 30,

	2002	2001

Cash flows from operating activities
Net income	$1,631	$2,482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,119	601
Amortization of product masters	2,699	4,694
Minority interest	206	51
Stock compensation	80	40
Extraordinary loss on debt extinguishment	0	466
Changes in operating assets and liabilities, net of the effects from purchase of M2 Communications, L.L.C
Trade receivables (net)	(3,067)	(1,020)
Other receivables	38	(1,348)
Inventories	(1,019)	672
Other assets	(856)	181
Accounts payable, royalties payable and accrued expenses	2,872	1,277
Other current and non current liabilities	389	1,900

Net cash provided by operating activities	4,092	9,996

Cash flows from investing activities
Purchases of property and equipment	(2,285)	(471)
Payments for product masters	(2,736)	(2,730)
Purchase of M2 Communications L.L.C., net of cash	(4,779)	0

Net cash used in investing activities	(9,800)	(3,201)

Cash flows from financing activities
Net borrowings (repayments) under line of credit	0	(874)
Proceeds from issuance of stock	27	51
Payment to repurchase common stock warrants	0	(3,423)
Principal payments of long-term debt	(1,704)	(4,564)
Borrowings under term facility	5,250	6,378
Distributions to joint venture partner	(250)	(250)

Net cash provided by (used in) financing activities	3,323	(2,682)

Effect of exchange rate changes on cash	182	81

Net (decrease) increase in cash	(2,203)	4,194
Cash, beginning of year	6,854	801

Cash, end of period	$4,651	$4,995

Supplemental disclosures of cash flow information
Interest paid	$178	$193
Income taxes paid	$359	$0
Supplemental disclosure of non-cash investing activities:
On June 28, 2002, the Company purchased M2 Communications, L.L.C. In conjunction with the purchase, the Company assumed all outstanding assets and liabilities as of the purchase date

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(UNAUDITED)

Note 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Integrity Media, Inc. (the “Company”) is a media/communications company that produces, publishes and distributes Christian music, books and related products. The Company’s music product formats include cassettes, compact discs, videos, DVDs and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children’s music, gospel music, youth music and live worship music. Products are sold through two divisions. Integrity Music sells all music-related products and Integrity Publishers, Inc. sells all book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

     Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company’s presence in Western Europe, Australia and New Zealand, and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company’s ability to control the venture, the Company consolidates the venture and Word Entertainment’s interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division began shipping its first books in the third quarter of 2002. Enlight, Inc. was purchased in March 2002 to acquire certain book publishing trademarks and domain names. M2 Communications L.L.C., an artist-based, independent Christian music company, was purchased in June 2002.

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

     Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Recent Accounting Pronouncements:

     In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and SFAS 142 had no effect on the Company’s reported results of operations, financial position or cash flows.

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

     In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. This provision was adopted by the Company beginning in the first quarter of 2002. This change has resulted in a reduction of net sales of $66,000 and $76,000 in the three-month periods ended September 30, 2002 and 2001, respectively, and a reduction of net sales of $264,000 and $258,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

Note 2 — LONG TERM DEBT

     On March 30, 2002, the Company amended its original agreement with LaSalle Bank National Association to restore $1.6 million of the $3.1 million facility that expired on December 19, 2001. On June 28, 2002, the facility was also amended to increase the available borrowings under the term loan by $3 million. On June 28, 2002, the Company then used this additional $3 million to partially fund the acquisition of M2 Communications. At September 30, 2002, the Company had available borrowings of $4.2 million under the term loan and $6.0 million available under the line of credit. There was $8.4 million and $4.9 million outstanding under the term facility at September 30, 2002 and December 31, 2001, respectively. There was none outstanding under the line of credit for either time period.

Note 3 – SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments is shown in the following table, in thousands:

	Nine Months Ended September 30,

	2002	2001

Net Sales
Retail	$24,207	$25,647
Direct to Consumer	12,999	24,542
International	6,859	5,454
Book publishing	2,406	0
Other	7,724	6,691
Eliminations	(4,386)	(6,631)

Consolidated	$49,809	$55,703

Operating profit (before minority interest)
Retail	$4,067	$5,589
Direct to Consumer	1,551	5,044
International	1,061	949
Book publishing	(576)	(234)
Other	2,943	(894)
Eliminations	(94)	43

Consolidated	8,952	10,497
General corporate expense	(5,862)	(6,599)
Interest expense, net	(186)	(230)

Income before income taxes and minority interest	$2,904	$3,668

	Three Months Ended September 30,

	2002	2001

Net Sales
Retail	$11,928	$8,906
Direct to Consumer	4,156	5,955
International	2,283	1,977
Book publishing	2,406	0
Other	3,428	2,909
Eliminations	(1,619)	(1,821)

Consolidated	$22,582	$17,926

Operating profit (before minority interest) Retail	$1,776	$2,478
Direct to Consumer	837	953
International	335	382
Book publishing	326	(234)
Other	1,405	208
Eliminations	(48)	51

Consolidated	4,631	3,838
General corporate expense	(2,233)	(2,756)
Interest expense, net	(46)	(14)

Income before income taxes and minority interest	$2,352	$1,068

Note 4 – PURCHASE TRANSACTION

     On June 28, 2002, the Company purchased all assets and assumed the outstanding liabilities of M2 Communications. The Company paid, net of cash acquired, $4.8 million to complete the transaction. The transaction was funded partly from operating cash and the issuance of $3 million additional debt through the Company’s credit facility. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, fixed assets and intangibles.

     The following pro-forma information presents the results of operations of the Company as if the acquisition of M2 Communications had been completed as of January 1, 2002 and January 1, 2001, respectively (in thousands, except per share data):

For the Nine Months Ending September 30, 2002

	As Reported	Pro-Forma

Net Sales	$49,809	$55,510
Net Income	$1,631	$1,971
Basic EPS	$0.29	$0.35
Diluted EPS	$0.27	$0.33

For the Year Ended December 31, 2001

	As Reported	Pro-Forma

Net Sales	$70,958	$75,458
Net Income	$2,811	$2,547
Basic EPS	$0.50	$0.45
Diluted EPS	$0.45	$0.41

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the nine months ended September 30, 2002, decreased $5.9 million or 10.6% to $49.8 million as compared to $55.7 million for the nine months ended September 30, 2001. The decrease in net sales for the nine months is primarily attributable to decreased sales of the Songs4Worship products and the WoW Worship products. Sales of Songs4Worship products in the nine months ended September 30, 2002 declined by $8.2 million, or 41.4%, to $11.6 million, from $19.8 million in the same period in 2001. The reduction reflects a return in 2002 to more historical revenue patterns. The nine months ended September 30, 2001 had benefited from the very successful launch in first quarter 2001 of the Time Life television continuity series, and the resulting product sales of the Songs4Worship products to Time Life. Management expects that Songs4Worship sales in 2002 will be approximately one-half of the 2001 sales. Management also expects that most of the 2002 Songs4Worship sales will be in CBA Retail, General Market sales, and in the Company’s own Songs4Worship continuity club, and not in sales to Time Life for their television campaign, as was the case in 2001. However, the Company and Time Life continue their discussions concerning new project ideas and various line extensions, and several new products are scheduled for release by the end of 2002. Sales of WoW Worship products decreased $4.8 million to $1.1 million in the nine months ended September 30, 2002, compared to $5.9 million in the same period in 2001. There was no new WoW Worship release in 2002. WoW Worship Green, the last album released in March of 2001, was the final album under the contract for the series. Having a positive impact on sales for the nine months ended September 30, 2002, were the third quarter sales for M2 Communications and Integrity Publishers. M2 Communications, acquired on June 28, 2002, recorded revenues of $4.8 million in the third quarter of 2002. Integrity Publishers, the Company’s book publishing subsidiary started on June 29, 2001, released its first books in the third quarter of 2002 resulting in revenues of $2.4 million.

     Net sales for the quarter ended September 30, 2002, increased $4.7 million or 26.0% to $22.6 million, from $17.9 million in the same period in 2001. Having a positive impact on sales for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 were sales for M2 Communications of $4.8 million and sales for Integrity Publishers of $2.4 million. Negatively impacting sales for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, were reductions in Songs4Worship sales and reduction in WoW Worship sales. Songs4Worship sales declined $3.7 million and WoW Worship sales declined $500,000.

     Sales in the Retail segment decreased $1.4 million or 5.6% to $24.2 million for the nine months ended September 30, 2002, compared to $25.6 million in the same period in 2001. The decrease for the nine months was due primarily to the $4.8 million decline in WoW Worship sales and a $2.5 million decrease in Songs4Worship sales in the general market. Partially offsetting these negative sales variances were the sales of M2 Communications. New releases for MercyMe and Sara Groves for the three and nine month periods ended September 30, 2002, helped M2 Communications generate revenues of $4.8 million. For the quarter ended September 30, 2002, sales in the Retail segment increased $3.0 million or 33.9% to $11.9 million, from $8.9 million in the same period in 2001. The increase for the three months ended September 30, 2002 was due to the $4.8 million sales for M2 Communications. In addition, revenues of $717,000 resulted from the release of the Company’s new multimedia product, iWorship. Released in the last week of the quarter, iWorship, is a total multimedia worship experience that combines the latest advances in audio-visual presentations with the most popular praise and worship songs. Negatively impacting sales for the three months were declines in WoW Worship sales of $500,000 and declines in Songs4Worship general market sales of $2.1 million. The Company did experience signs of softness in sales in the CBA retail market in the three months ended September 30, 2002. Should this softness continue or worsen in the fourth quarter, 2002, declines in revenues and operating income could negatively impact this segment.

     Sales in the Direct to Consumer segment decreased $11.5 million or 47.0% to $13.0 million for the nine months ended September 30, 2002, compared to $24.5 million in the same period in 2001. For the quarter ended September 30, 2002, sales in the Direct to Consumer segment decreased $1.8 million or 30.2% to $4.2 million, compared to $6.0 million in the same period in 2001. The decreases for both the third quarter and nine-month period were due to decreased sales of the Songs4Worship products to Time Life for their continuity program and decreased sales for the Company’s Songs4Worship continuity program.

     International sales increased $1.4 million or 25.8% to $6.9 million for the nine months ended September 30, 2002, as compared to $5.5 million in the same period in 2001. This increase in sales is mainly attributable to successful launches of the Songs4Worship products in Australia and the United Kingdom. For the quarter ended September 30, 2002, International sales increased $306,000 or 15.5% to $2.3 million compared to $2.0 million in the same period in 2001 due to the continued success of Songs4Worship sales in the United Kingdom and Europe. Economic conditions and competitive pressures in Singapore and Latin America continue to have a negative impact on sales in these regions, and management expects these negative factors to continue for the remainder of 2002.

     Book publishing sales were $2.4 million for both the three and nine months ended September 30, 2002. Integrity Publishers, the Company’s book publishing subsidiary, was formed on June 29, 2001 and released its first catalog of 16 titles in the third quarter of 2002. Four of these books , “Open the Eyes of My Heart,” “Give Thanks with a Grateful Heart,” “David Jeremiah’s “My Heart’s Desire,” and “God at Ground Zero,” have been ranked among the “top twenty” on several Christian book bestseller charts. In addition to these best-selling books, the Fall 2002 release list includes titles from Dr. Henry Cloud and Dr. John Townsend, Frank Peretti, and George Barna. Integrity Publishers’ Spring 2003 release list includes titles by Cmdr. Scott Waddle and other popular Christian authors such as David Jeremiah, Beth Moore, Stormie Omartian, and Kay Arthur.

     Sales in the Other segment increased $1.0 million or 15.4% to $7.7 million for the nine months ended September 30, 2002, compared to $6.7 million in the same period in 2001. For the quarter ended September 30, 2002, sales in the Other segment increased $519,000 or 17.8% to $3.4 million, compared to $2.9 million in the same period in 2001. The increase in sales for the quarter and nine months ended September 30, 2002 compared to the same periods in 2001 is due to a combination of a reduction in the reserves for product returns in 2002 that increased sales for the period and increases in copyright income. The Other segment includes revenues from licensing of the Company’s copyrights as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company’s reserves for product returns and inventory obsolescence.

     Gross profit increased $773,000 or 3.1% to $25.4 million for the nine months ended September 30, 2002, compared to $24.7 million for the same period in 2001 due to the reduction of the low-margin Songs4Worship and WoW Worship sales for the period in 2002 compared to 2001. Gross profit as a percentage of sales increased to 51.0% for the nine-month period ended September 30, 2002 from 44.3% for the same period in 2001 mainly because of the declines of the low-margin Time Life Songs4Worship and WoW Worship sales in 2002. The WoW Worship products carry a lower gross profit due to high royalty payouts. In addition, increased reserves for inventory and reserves for product returns recorded in 2001 negatively impacted the gross margins and gross margin percentage in 2001.

     The gross profit percentage in the Retail segment decreased to 45.1% for the nine months ended September 30, 2002, from 45.5% in the same period in 2001. The gross margin percentage in the Direct to Consumer segment increased to 53.2% for the nine-month period ended September 30, 2002, from 42.7% in the same period of 2001, due to the wholesale pricing of the Songs4Worship sales to Time Life during 2001. The gross profit percentage in the International segment decreased to 48.5% for the nine-month period ended September 30, 2002, from 57.5% for the same period in 2001, due to the increase in sales of the low margin Songs4Worship products. In the Other segment, gross profit percentage increased to 42.8% for the nine months ended September 30, 2002, from (7.0)% for the same period in 2001. Write-offs of product masters, additional reserves for inventory, and additional reserves for returns recorded in the nine months ended September 30, 2001 resulted in negative margins for that period.

     Gross profit for the Company increased $2.8 million or 32.8% to $11.4 million for the quarter ended September 30, 2002, compared to $8.6 million for the same period in 2001 due to the increase in sales for the period. Gross profit as a percentage of sales increased to 50.4% for the quarter ended September 30, 2002 from 47.8% for the same period in 2001 mainly because of the sales declines of the low-margin Songs4Worship sales to Time Life and low margin Songs4Worship general market sales. Another reason for the increase in gross profit as a percentage of sales in 2002 is the decreased sales of the WoW Worship products, which carry a lower gross profit due to high royalty payouts. In addition, increased reserves recorded in 2001 negatively impacted the gross margins and gross margin percentage in 2001.

     The gross profit percentage in the Retail segment decreased to 45.0% for the quarter ended September 30, 2002, from 49.2% in the same period in 2001 due to the lower margin sales of M2 Communications products and the sales mix in the other Retail sales channels. The gross margin percentage in the Direct to Consumer segment increased to 53.5% for the quarter ended September 30, 2002, from 45.0% in the same period of 2001, due to the decreases in lower margin Songs4Worship sales to Time Life in 2002. The gross profit percentage in the International segment decreased to 48.2% for the quarter ended September 30, 2002, from 57.2% for the same period in 2001, due to the increase in sales of the lower margin Songs4Worship products. In the Other segment, gross profit percentage increased to 43.7% for the quarter September 30, 2002, from 13.6% for the same period in 2001. The quarter ended September 30, 2001 included write-offs of product masters and additional reserves for inventory, which resulted in low margins for that period.

     The following table shows the gross margin by operating segment:

	Nine Months Ended September 30,

	2002	2001

Gross margin
Retail	45.1%	45.5%
Direct to Consumer	53.2%	42.7%
International	48.5%	57.5%
Book publishing	53.7%
Other	42.75%	(7.0)%
Eliminations	7.6%	2.6%

Consolidated	51.0%	44.3%

	Three Months Ended September 30,

	2002	2001

Gross margin
Retail	45.0%	49.2%
Direct to Consumer	53.5%	45.0%
International	48.2%	57.2%
Book publishing	53.7%
Other	43.7%	13.6%
Eliminations	6.6%	1.2%

Consolidated	50.4%	47.8%

     Marketing and fulfillment expenses increased $424,000 or 4.3% to $10.2 million or 20.5% of net sales for the nine months ended September 30, 2002, as compared to $9.8 million or 17.6% of net sales for the same period in 2001. The increase in marketing and fulfillment expenses for the nine months ended September 30, 2002 is primarily attributable to the $1.4 million of marketing and fulfillment expenses related to the sales for Integrity Publishers and M2 Communications. For the quarter ended September 30, 2002, marketing and fulfillment expenses increased $1.1 million or 34.6% to $4.3 million or 19.1% of net sales, compared to $3.2 million or 17.9% of net sales in the same period in 2001. As in the nine-month period, this increase is due to the $1.4 million of marketing and fulfillment expenses for the sales of Integrity Publishers and M2 Communications for the quarter.

     General and administrative expenses increased $1.2 million or 10.8% to $12.0 million or 24.0% of net sales for the nine months ended September 30, 2002, as compared to $10.8 million or 19.4% of net sales for the same period in 2001. The increase for the nine months ended September 30, 2002 is due to an increase of $1.5 million for the combined general and administrative expenses for Integrity Publishers and M2 Communications. For the quarter ended September 30, 2002, general and administrative expenses increased $383,000 or 9.1% to $4.6 million or 20.4% of net sales, compared to $4.2 million or 23.5% of net sales for the same period in 2001. The increase in general and administrative expenses for this three-month period is due to an increase of $731,000 for the combined general and administrative expenses for Integrity Publishers and M2 Communications. Excluding Integrity Publishers and M2 Communications, general and administrative expenses in 2002 compared to 2001 would show reductions of approximately 9% and 3% for the three and nine months ended September 30, 2002, respectively.

     Operating profit in the Retail segment decreased $1.5 million or 27.2% to $4.1 million, or 16.8% of net sales, for the nine months ended September 30, 2002, from $5.6 million or 21.8% of net sales in the same period in 2001. The decrease is due to lower gross margins from the decreased revenue, higher marketing expenses for CBA Trade, and higher general and administrative expenses. Operating profit in the Direct to Consumer segment decreased $3.5 million or 69.3% to $1.6 million, or 11.9% of net sales, for the nine months ended September 30, 2002, from $5.0 million, or 20.6% of net sales, in the same period in 2001 due to the reduction in Songs4Worship sales mentioned previously. Operating profit in the International segment increased $112,000 or 11.8% to $1.1 million, or 15.5% of net sales, for the nine-month period ended September 30, 2002, from $949,000, or 17.4% of net sales, for the same period in 2001 due to Songs4Worship sales in these markets. Integrity Publishers, the book publishing subsidiary formed on June 29, 2001, recorded an operating loss of $576,000 for the nine months ended September 30, 2002 compared to an operating loss of $234,000 for the same period in 2001 due to the continuing start-up costs incurred prior to product releases in the third quarter of 2002. Operating profit in the Other segment increased $3.8 million to an operating profit of $2.9 million for the nine months ended September 30, 2002, from an operating loss of $894,000 for the nine months ended September 30, 2001. The loss in 2001 was due to write-offs of product masters, increased reserves for inventory, and additional reserves for returns recorded during the period.

     Operating profit in the Retail segment decreased $702,000 or 28.3% to $1.8 million, or 14.9% of net sales, for the three months ended September 30, 2002, from $2.5 million or 27.8% of net sales in the same period in 2001. The decrease is due primarily to lower general market sales of Songs4Worship, higher marketing expenses for CBA Trade, and higher general and administrative expenses. Operating profit in the Direct to Consumer segment decreased $116,000 or 12.2% to $837,000, or 20.1% of net sales, for the three months ended September 30, 2002, from $953,000, or 16.0% of net sales, in the same period in 2001 due to the reduction in Songs4Worship sales mentioned previously. Operating profit in the International segment decreased $47,000 or 12.3% to $335,000, or 14.7% of net sales, for the three-month period ended September 30, 2002, from $382,000, or 19.3% of net sales, for the same period in 2001 due to a decrease in international lease revenue and lower sales in the Latin American markets. The book publishing subsidiary recorded an operating profit of $326,000 for the three months ended September 30, 2002 compared to an operating loss of $234,000 for the same period, 2001. The 2001 period loss was due to the start-up expenses incurred. Sales of $2.4 million for the 2002 three-month period resulted in an operating profit for this subsidiary. Operating profit in the Other segment increased $1.2 million to $1.4 million, or 41.0% of net sales, from $208,000 for the three months ended September 30, 2001. The increase was due to higher copyright income earned in 2002 and from additional reserves for inventory in 2001 that reduced operating profit for that period.

     Net interest expense decreased $44,000 or 19.1% to $186,000, or 0.4% of net sales, for the nine-month period ended September 30, 2002, as compared to $230,000, or 0.4% of net sales, for the same period in 2001. The decrease for the nine months ended September 30, 2002 was due to a combination of lower interest rates in 2002, loan discount amortization of $82,000 recorded in the nine months ended September 30, 2001, and higher average loan balances in 2002. The average interest rates for the nine months ended September 30, 2002 and 2001 were 4.6% and 7.3%, respectively. The average monthly loan balances for the nine months ended September 30, 2002 and 2001, were $6.7 million and $3.4 million, respectively. The average interest rates and average monthly loan balances for the nine months ended September 30, 2001 reflect the Bank Austria facility in effect from January 1 to April 25, 2001, and the LaSalle facility for the remainder of 2001.

     The Company recorded income tax provisions of $1.1 million and $823,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company recorded a one-time tax benefit of $390,000 related to foreign tax credits for the nine months ended September 30, 2001. The Company’s effective tax rate for the first nine months of 2002 was 37%, compared to 21% for the first nine months of 2001. The Company expects that its effective tax rate for the year 2002 will be approximately 35% to 37%.

     Net income for the nine months ended September 30, 2002 decreased $851,000 or 34.3% to $1.6 million, from $2.5 million for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term loan as needed. The Company’s need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company’s principal uses of cash historically have been the production and recording of product masters to build the Company’s product master library, author and artist advances and debt service. It is from these product masters that the Company’s products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ending December 31, 2002 and beyond.

     On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria. Of the $14 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $4.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to restore $1.6 million of the $3.1 million that expired. On June 28, 2002, the facility was again amended to increase available borrowings under the term loan by $3.0 million. This additional $3.0 million was then used to partially fund the acquisition of M2 Communications. At September 30, 2002, the Company had available borrowings of $4.2 million under the term loan and $6.0 million under the line of credit. At the Company’s option, the LaSalle credit facility bears interest at the bank’s base rate plus a margin ranging from 0% to .5%, or LIBOR plus a margin ranging from 2.25% to 3.0%. The actual margin is a function of the Company’s leverage ratio as calculated quarterly.

     For the nine months ended September 30, 2002, the Company had average daily borrowings under the LaSalle credit facility of $6.7 million at an average interest rate of 4.6%. For the nine months ended September 30, 2001, the Company had average daily borrowings under the LaSalle facility of $2.9 million at an average interest rate of 6.8%.

     On September 26, 2001, the Company repurchased warrants to purchase 818,897 shares of the Company’s common stock from Bank Austria for approximately $3.4 million in cash.

     Cash generated from operations totaled $4.1 million and $10.0 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 resulted primarily from decreased earnings before depreciation and amortization, a decrease in the amount of product amortization, an increase in the amount of trade receivables, and the timing of payments for liabilities, principally royalties.

     Investing activities used $9.8 million and $3.2 million during the nine months ended September 30, 2002 and 2001, respectively. Investing activities for the nine months ended September 30, 2002 consisted of the purchase of M2 Communications for $4.8 million on June 28, 2002, capital expenditures for computer equipment and capital improvements to existing buildings totaling $2.3 million and investments in product masters totaling $2.7 million. Investing activities for the nine months ended September 30, 2001 consisted of capital expenditures for computer equipment and capital improvements to existing buildings totaling $471,000 and investments in product masters for $2.7 million. The investment in product masters for the nine months ended September 30, 2002 relates primarily to development of products scheduled for release within the next six to eighteen months.

     The Company announced on July 1, 2002 that it had completed the purchase of M2 Communications, an artist-based independent Christian music company headquartered in Nashville, Tennessee.

     The Company made principal payments on its LaSalle facility of $1.7 million and $1.0 million in the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company made principal payments on its previous credit facility with Bank Austria of $800,000 in the nine months ended September 30, 2001.

     During the nine months ended September 30, 2002 and 2001, the Company made distributions to Word Entertainment, its 50% partner in the Celebration Hymnal LLC joint venture, of $250,000 and $250,000, respectively.

Recent Accounting Pronouncements:

     In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and SFAS 142 had no effect, on the Company’s reported results of operations, financial position or cash flows.

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

     In November 2001, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction in the selling prices of the vendor’s product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit’s fair value can be established. This provision was adopted by the Company beginning in the first quarter of 2002. This change has resulted in a reduction of net sales of $66,000 and $76,000 in the three-month periods ended September 30, 2002 and 2001, respectively, and a reduction of net sales of $264,000 and $258,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

Special Cautionary Notice Regarding Forward-Looking Statements

     Certain of the matters discussed in this report including matters discussed under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management’s estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk is limited to fluctuations in interest rates as they pertain to the Company’s borrowings under its credit facility. As of April 25, 2001, the Company paid interest on borrowings at either LaSalle’s base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria credit facility, the Company paid interest on borrowings at either the lender’s base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank’s base rate plus 1 1/2% or LIBOR plus 3%. In the event that interest rates were to increase 100 basis points, the Company’s interest expense would increase and income before income tax would decrease by $50,505, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company’s borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

     The Company is also exposed to market risk from changes in foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4. CONTROLS AND PROCEDURES

     Within ninety (90) days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and the CFO.

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

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrity Media, Inc.

Date: November 12, 2002	/s/ P. Michael Coleman

P. Michael Coleman Chairman, President and Chief Executive Officer

Date: November 12, 2002	/s/ Donald S. Ellington

Donald S. Ellington Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)

CERTIFICATIONS

     I, P. Michael Coleman, Chairman, President and Chief Executive Officer of Integrity Media, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Integrity Media, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/   P. Michael Coleman

P. Michael Coleman
Chairman, President and Chief Executive Officer

     I, Donald S. Ellington, Senior Vice President of Finance and Administration of Integrity Media, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Integrity Media, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/   Donald S. Ellington

Donald S. Ellington
Senior Vice President of Finance and Administration