Form 10-K
period 2002-12-31
INTEGRITY MEDIA INC
filed 2003-03-31
CIK 922865

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                          COMMISSION FILE NO. 000-24134

                              INTEGRITY MEDIA, INC.
                              ---------------------
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

Yes   [X]    No   [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [X]

      Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   [ ]    No   [X]

      The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing price of the Class A Common Stock on the Nasdaq National Market on June 30, 2002, was $12,842,901. Solely for the purpose of the foregoing calculation, all executive officers and directors of the registrant have been deemed to be "affiliates" of the registrant.

      The number of shares of the registrant's Class A Common Stock, $0.01 par value per share, outstanding at March 14, 2003 was 2,364,783.

      The number of shares of the registrant's Class B Common Stock, $0.01 par value per share, outstanding at March 14, 2003 was 3,385,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2003 are incorporated by reference into Part III hereof.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Media, Inc. (the "Company" or "Integrity") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. For any forward-looking statements contained, or incorporated by reference, herein, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. Any forward-looking statements represent management's estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

                                     PART I.

ITEM 1. BUSINESS

INTRODUCTION

      Integrity Media, Inc. is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children's music, gospel music for the African-American audience, youth music and live worship music for adult audiences. In July 2002, Integrity announced the purchase of M2 Communications, L.L.C., an artist-based independent Christian music company headquartered in Nashville, Tennessee. The purchase of M2 Communications, L.L.C. allows the Company to enter the Pop segment of Christian music, which represents over 30% of the Christian music market. The Company's Integrity Publishers division, created in 2001, produces and publishes Christian books. The first product offerings were released in the third quarter of 2002, with a total of 16 books published during the year. The Company first recorded sales from the M2 Communications and Integrity Publishers divisions in the third quarter of 2002.

      Integrity's recorded music products fall into two broad categories (i) concept products which are centered on a specific theme, such as Praise and Worship music and (ii) artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products for certain Praise and Worship artists. Integrity's products also include software and printed music, such as songbooks and sheet music, designed primarily for distribution to churches and choral groups. Integrity's book products are categorized in one of four categories: Inspirational, Christian Living, Youth or Fiction.

      Integrity's products are sold primarily through retail stores and direct-to-consumer channels throughout the United States and in 167 other countries worldwide. The Company has determined that its business is operated in segments based on distribution channels. For specific information regarding the financial performance of each segment, see Note 10 of the Notes to Consolidated Financial Statements.

      Integrity was organized as an Alabama corporation on May 1, 1987, and was reincorporated in Delaware on October 1, 1993.

PRODUCTS

      CONCEPT PRODUCTS

      Praise and Worship concept products are centered around a specific theme or event rather than being focused on a specific artist. The Company's original concept product series, Hosanna! Music(R), consists of live recordings of Praise and Worship music sung by an audience and worship leader rather than a performing artist. The Company's Hosanna! Music(R) series has proven to be a successful product line having just released its 115th recording in March 2003.

      The Company's concept product line now includes: Hosanna! Music(R), FairHope Records(R), Songs4Worship(R), iWorship(R), World's Best Praise and Worship(R); and Integrity Notes(R), a series of greeting cards for general occasions and specialty cards related to seasonal events, featuring verses from our Praise and Worship songs.

      ARTIST PRODUCTS

      In addition to concept products, the Company also produces artist recordings in which the artist is the main focal point. These products have recently included "Real" with Israel Houghton, Kara's self-titled album, "Amazed" with Lincoln Brewster, "Welcome To The Rock and Roll Worship Circus" by Rock and Roll Worship Circus, and "Shake The Foundation" with Joe Pace. Some of the recent artist products released by the M2 Communications, L.L.C. division are "Scribbling In The Sand" by Michael Card, "All Right Here" by Sara Groves, "Almost There" and "Spoken For" by MercyMe, and "Resonate" by Sonicflood.

      OTHER PRODUCTS

      The Company has also produced a variety of other types of products, such as musical video products featuring recordings of live performances by the Company's artists, such as the Gold certified "Lift Him Up" with Ron Kenoly, and the children's music series, Just-For-Kids(R), featuring the Donut Man(R), which includes multiple Gold and Platinum certified videos. Other videos include the Gold certified Praise! Aerobics(R), Praise and Worship music recorded specifically for aerobic exercises. Other products include Integrity Music Worship Software(R), designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking. The Company, in partnership with two other Praise and Worship music companies, has also produced the Double-Platinum certified "WoW Worship (Blue)," the Platinum certified "WoW Worship (Orange)" and the Gold certified "WoW Worship (Green)." The Company has also developed the Songs4Worship series in conjunction with Time Life Music, which includes the Double-Platinum certified "Songs4Worship - Shout To The Lord" and the Gold certified "Songs4Worship - Holy Ground." In late 2002, the Company released the iWorship series, featuring popular contemporary and emerging modern worship songs on CD, along with DVDs that provide breathtaking visuals, sing-along lyrics and click-tracks for musicians and worship leaders. The first release in the series was certified Gold by the Recording Industry Association of America
(RIAA) in January 2003.

      Integrity's Christian music products also include printed music such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produced "God With Us," winner of the 1994 Gospel Music Association Dove Award for best musical, which has remained on the best sellers list on the non-seasonal musical charts for eight years running. Other musicals include "God For Us," "Let Your Glory Fall," "God In Us," "Hillsongs Choral Collection," "We Believe" and "Redeemer, Savior, Friend." Other printed music products include orchestrations and "The Celebration Hymnal", a joint venture with Word Entertainment ("Word"), featuring over 700 songs and hymns. Sales of this hymnal had exceeded one million units by year-end 2002.

      Integrity Publishers, Inc., the Company's book publishing division, released its first Christian books into the market in the third quarter of 2002. During 2002, six of these titles reached the Christian Booksellers Association
(CBA) bestsellers lists and one title reached the New York Times bestsellers list.

PRODUCT CREATION

      The Company's music product development process is based upon the creation of new concept or artist products that are designed, scripted and marketed to respond to a specific demand. Integrity Music and M2 Communications, L.L.C. each conduct planning processes for each new product in order to determine whether the final product is likely to be successful in the market for which it is designed.

      New product concepts for Integrity Music are based on responses to surveys of the Company's current customer base as well as other market and product research conducted by the Company and by independent consultants. Once a new product concept has been identified, the concept is reviewed and discussed by representatives of Integrity's creative, marketing and finance divisions. If the product concept is approved by that group, then Integrity assembles a creative team, which includes one or more artists and producers, generally employed on a freelance or contract basis, and members of Integrity's creative division.

      Following the development of the Integrity Music product concept, the product is recorded in live settings at churches or civic auditoriums, in independent studios in cities such as Los Angeles, California or Nashville, Tennessee, or at Integrity's studio in Mobile, Alabama. A significant amount of recording is done in independent studios. The studios in Mobile, Alabama are mainly used as a post-production facility where the recordings are edited and mixed. The manufacturers receive the master recordings from Integrity in digital format and then produce a master to be used in the manufacturing process. The Company reviews the final manufacturing master prior to production to ensure that the quality of the recording has been maintained.

      The Company's book product development process begins with the signing of a contract with the author. The author and the Company negotiate on the concept for the book. Once agreement has been reached on a concept, the author will create a manuscript for submission to the Company for editorial changes. Design for the interior and exterior of the book and marketing plans are formulated accordingly. The Company's own editorial staff provide final approval before the book is manufactured.

DISTRIBUTION

      The Company distributes its products domestically through two primary channels: direct-to-consumer and retail markets. In addition, the Company has an international distribution network that reaches markets in 167 countries.

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

      The Company's first continuity club, Hosanna! Music(R), released its 115th recording in March 2003. Currently the Company operates several continuity clubs, including the Songs4Worship and Integrity Notes(R) series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

      In addition to continuity clubs, the Company's direct-to-consumer program includes mail order catalog sales, telemarketing, one-time offers to active customers, television offers and sales through the Internet. The mail order catalog and telemarketing programs are designed to increase sales to the Company's current customers by increasing their awareness of Integrity's full line of products, as well as to develop new customers for Integrity products. The Company operates its Internet activity through integritymusic.com and songs4worship.com. We have also expanded our marketing through direct response television including the Songs4Worship series advertising with Time Life Music. The Direct-to-Consumer segment also includes direct sales to churches of printed products, including "The Celebration Hymnal," which features over 700 songs and hymns and was introduced in 1997 in a joint venture with Word Entertainment.

      RETAIL MARKETS

      Integrity's music retail sales activities target two markets: the Christian retail market ("CBA"), which includes sales of choral music products, and the general retail market.

      The Company currently utilizes Word to serve the CBA market. All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity Music and M2 Communications, L.L.C. products. Products are shipped and invoiced based on orders received directly from Word's sales force through a computerized order entry system. Word services the Company's customers from one warehouse located in Tennessee. Word is the number two distributor in the CBA market according to SoundScan's Top 2002 CBA Distribution Group Share chart.

      Distribution of our products to the general retail market (i.e., Walmart, Target, etc.) is done through the Company's global marketing and distribution agreement with Sony Music Entertainment and its subsidiary Epic Records. Products released by M2 Communications, L.L.C. prior to its acquisition by Integrity are distributed by Warner Music Group for distribution to the general retail market.

      The Company's Integrity Publishers subsidiary utilizes G. L. Services for distribution of its products to CBA stores, the general market, and ABA stores (i.e. Barnes & Noble, Books-a-Million, etc.). G.L. Services warehouses the Company's book products in one warehouse located in Cincinnati, Ohio.

      Retail sales efforts are overseen by an in-house sales staff and supported by Integrity's own in-house staff for marketing, covering such things as point-of-purchase advertising, radio promotion, and product publicity. The Company also utilizes the marketing expertise of several outside marketing firms.

      INTERNATIONAL

      The Company's international sales are made through a subsidiary located in the United Kingdom (responsible for Europe), a subsidiary located in Australia (responsible for Australia, New Zealand and the Solomon Islands), a subsidiary located in Singapore (responsible for Singapore and Myanmar), and an office located at the Company's headquarters in Mobile, Alabama (responsible for Latin America). Products are sold to more than 60 independent distributors who are licensed to manufacture Integrity's music products from master recordings and distribute them in a country or region and to approximately 18 importers to whom the Company provides products. The Company's international distribution network reaches markets in 167 countries. The Company continually evaluates ways to expand into various markets through importers or through distributors licensed to produce Integrity products from a master recording. For specific financial information regarding the geographic areas that the Company's international distribution network reaches, see Note 10 to Notes to Consolidated Financial Statements.

      The Company also develops music products specifically for certain markets. This effort includes recording songs in indigenous languages as well as utilizing local artists and local songs to produce the recordings. Integrity currently produces music products in the Russian, Spanish, Mandarin Chinese, French, German, Hindi, Portuguese and Indonesian languages. Some of Integrity artists are also involved in live performance tours to various countries.

SONG PUBLISHING

      The Company's song catalog has accumulated ownership rights for over 2,800 songs and has generated a significant amount of royalty income from use by third parties. A majority of the songs appearing on Integrity recordings are published from the Company's song catalog.

      Integrity emphasizes the development and maintenance of its song catalog. Songs are selectively added to the song catalog based on the concept or theme of a specific product design, or because the Company believes that the songs have the potential to be a part of a future Integrity product. The Company believes that its efforts have produced a distinctive Christian song catalog whose titles are used not only on recorded media and radio and television programming, but also in church services.

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

WAREHOUSING AND FULFILLMENT

      The Company currently contracts with Word for its CBA retail market warehousing, physical inventory and distribution functions of its music products. Word is one of several companies that provide this service in the CBA market. All of the Company's music products are sold in the CBA retail market by Word's sales force. Direct-to-consumer fulfillment services, including order receipt and processing, data fulfillment services, database management and payment processing, are handled by Integrity's own staff in Mobile. Integrity's own distribution center located in Mobile is responsible for its direct-to-consumer and international warehousing, physical inventory and distribution functions. The Company's Integrity Publishers subsidiary utilizes G.L. Services for warehousing and fulfillment of its products for the CBA, ABA and general markets. Most of our products are sold on a returnable basis, which is standard music and book publishing industry practice.

COPYRIGHTS AND ROYALTY AGREEMENTS

      The Company's music and book products are protected under applicable domestic and international copyright laws. In addition, Integrity currently has ownership rights to approximately 2,800 songs, which are also protected under copyright law.

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

      Integrity pays music royalties in two different categories. The Integrity songwriters are paid by Integrity's song publishing division when their songs are used on an Integrity product and when used in public performances such as CCLI use in churches. Artists, producers and other song publishers are paid based on Integrity's sales of products containing their works. Integrity owns the majority of the songs it produces, and does not have to pay publisher royalties to third parties for those songs. Integrity's book publishing division pays royalties to authors and literary agents based on the number of units sold.

SEASONALITY

      Retail sales for music and books are typically higher in the third and fourth quarters because of holiday promotions. Direct-to-Consumer sales are typically higher in the first quarter as a result of significant marketing promotions in late December. Direct-to-Consumer promotions require a build up in inventory in the fourth quarter and as a result, sales and accounts receivable increase in the first quarter. It is important to note that sales from quarter to quarter depend heavily on marketing promotions and new product releases. Accordingly, results of operations in any one quarter may not be indicative of results of operations for the entire year. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.

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

      Many of the Company's competitors have significantly longer operating histories and greater revenues from their music and book product lines. The Company's ability to continue to compete successfully will be largely dependent upon its ability to build and maintain its reputation for quality Christian music and books, as well as other communication products. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.

EMPLOYEES

      As of December 31, 2002, the Company employed 203 individuals, 148 of whom were located at the Company's Mobile, Alabama, headquarters and 20 were located at the Tennessee offices of Integrity Publishers, Inc. and M2 Communications, L.L.C.

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

ITEM 2. PROPERTIES.

      The Company owns a 25,000 square-foot headquarters and studio facility in Mobile, Alabama, which houses its executive offices, management and sales staff. This facility was constructed in 1983 and is pledged as security for the Company's indebtedness. The Company is in the process of finishing a new 40,000 square foot office building on the Mobile campus. This building will be complete early in the second quarter of 2003 and will become the main building to house the Company's Mobile staff. The Company leases a 30,000 square foot building located in Mobile, Alabama, which houses its distribution and warehousing center. The Company leases 5,400 square feet of office space in Brentwood, Tennessee, to house its book publishing subsidiary, Integrity Publishers, Inc. The Company leases 3,000 square feet of office space in Nashville, Tennessee, to house its M2 Communications, L.L.C. subsidiary. The Company leases office space for International operations in Eastbourne, UK, Singapore, Singapore and Toowoomba, Australia.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not a party to any legal proceedings that management believes will have a material effect on Integrity's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the year ended December 31, 2002.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Integrity's Class A Common Stock is traded on The Nasdaq National Market under the symbol "ITGR". Integrity's Class B Common is not traded on any public market. The table below sets forth the quarterly high and low sales price as reported on The Nasdaq National Market and The Nasdaq SmallCap Market for the Class A Common Stock from January 1, 2001 through March 14, 2003. The last sale price of the Class A Common Stock on March 14, 2003 was $4.55.

                                             High             Low
                                             ----             ---
Fiscal Year 2001
First Quarter                               $4.06           $2.94
Second Quarter                              $5.91           $3.31
Third Quarter                               $7.77           $4.81
Fourth Quarter                              $8.80           $5.76

Fiscal Year 2002
First Quarter                               $6.45           $4.77
Second Quarter                              $7.48           $5.15
Third Quarter                               $7.15           $4.65
Fourth Quarter                              $5.56           $3.75

Fiscal Year 2003
First Quarter (through March
14, 2003)                                   $5.66           $4.25

      As of March 24, 2003, there were approximately 113 holders of record and approximately 1,500 beneficial owners of Integrity's Class A Common Stock, and three holders of record of Integrity's Class B Common Stock.

      Integrity has never declared or paid any cash dividends on its shares of Class A or Class B Common Stock or any other of its securities. The current policy of Integrity's Board of Directors is to retain any future earnings to provide funds for the operation and expansion of Integrity's business, and, therefore, the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. In addition, Integrity's ability to pay dividends is limited by its existing credit agreement and may be limited in the future by the terms of then-existing credit facilities. See Note 6 of the Notes to Consolidated Financial Statements.

      The Company's Class A Common Stock was listed on The Nasdaq SmallCap Market effective October 2, 1998 and on The Nasdaq National Market effective November 20, 2001.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information about the equity securities of the Company that may be issued under all of the Company's existing equity compensation plans as of December 31, 2002.


                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO    WEIGHTED AVERAGE EXERCISE    FUTURE ISSUANCE UNDER EQUITY
                                BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING     COMPENSATION PLANS (EXCLUDING
                                OF OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND        SECURITIES REFLECTED IN
        PLAN CATEGORY             WARRANTS AND RIGHTS                RIGHTS                     COLUMN (A))
-----------------------------   -----------------------    -------------------------   ------------------------------
                                          (A)                         (B)                           (C)
                                         0 (1)                       $7.54                        350,000
Equity Compensation Plans
Approved by Stockholders...

                                      297,722 (2)                   $3.3807                          0

                                       20,000 (3)                    $7.00                         40,000

Equity Compensation Plans
Not Approved by Stockholders          243,244 (4)                   $2.6458                          0

                                       5,000 (5)                    $3.8850                          0

TOTAL......................             565,966                                                   390,000


----------------

(1)   Integrity Incorporated 2001 Long-Term Incentive Plan

(2)   Integrity Incorporated 1999 Long-Term Incentive Plan

(3)   Integrity Incorporated 2002 Stock Option Plan for Outside Directors

(4)   1994 Stock Option Plan

(5)   1994 Stock Option Plan for Outside Directors

      The 1994 Stock Option Plan (the "1994 Plan") permitted grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards to employees and officers. Under the 1994 Plan, 243,244 options were outstanding at December 31, 2002. No further options will be granted under the 1994 Plan.

      The 1994 Stock Option Plan for Outside Directors (the "1994 Directors' Plan"), granted 1,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. At December 31, 2002, there were 5,000 options outstanding under the 1994 Directors Plan. No further options will be granted under the 1994 Directors' Plan.

ITEM 6. SELECTED FINANCIAL DATA

      The selected historical balance sheet and statement of operations data presented below for each of the five years in the period ended December 31, 2002 have been derived from the Company's audited consolidated financial statements.

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                     Year Ended December 31
                                                              (in thousands, except per share data)
STATEMENT OF OPERATIONS                              2002        2001        2000        1999        1998
                                                   --------    --------    --------    --------    --------
Net sales                                          $ 66,345    $ 70,958    $ 51,819    $ 45,326    $ 38,847
Cost of sales                                        32,178      38,089      27,072      22,268      18,254
                                                   --------    --------    --------    --------    --------
Gross profit                                         34,167      32,869      24,747      23,058      20,593
Marketing and fulfillment expenses                   13,897      12,815      10,496      10,404       9,023
General and administrative
   expenses                                          16,138      14,729      10,698       9,751       8,557
                                                   --------    --------    --------    --------    --------
Income from operations                                4,132       5,325       3,553       2,903       3,013
Interest expense (net)                                  273         281         932       1,292       1,529
Other (income) expense                                  126         184         137        (352)          0
                                                   --------    --------    --------    --------    --------
Income before extraordinary
   item, minority interest and taxes                  3,733       4,860       2,484       1,963       1,484
Income tax (expense) benefit                         (1,263)     (1,632)       (600)       (481)        467
Minority interest, net of tax                          (254)       (105)       (188)        (55)       (200)
                                                   --------    --------    --------    --------    --------
Net income before extraordinary item
                                                   $  2,216    $  3,123    $  1,696    $  1,427    $  1,751
Extraordinary item from early
extinguishment of debt less taxes of $154
                                                          0        (312)          0           0           0
Net income                                         $  2,216    $  2,811    $  1,696    $  1,427    $  1,751
                                                   ========    ========    ========    ========    ========
Basic EPS
Income (loss) before extraordinary
   Item                                            $   0.40    $   0.56    $   0.30    $   0.26    $   0.32
Extraordinary item                                        0       (0.06)          0           0           0
                                                   --------    --------    --------    --------    --------
Net income (loss)                                  $   0.40    $   0.50    $   0.30    $   0.26    $   0.32
                                                   ========    ========    ========    ========    ========
Diluted EPS
Income (loss) before extraordinary
   Item                                            $   0.37    $   0.50    $   0.28    $   0.24    $   0.30
Extraordinary item                                        0       (0.05)          0           0           0
                                                   --------    --------    --------    --------    --------
Net income                                         $   0.37    $   0.45    $   0.28    $   0.24    $   0.30
                                                   ========    ========    ========    ========    ========
Weighted average number of
   shares outstanding
       Basic                                          5,599       5,638       5,615       5,579       5,514
       Diluted                                        6,010       6,238       6,058       6,032       5,805

                                                                        As of December 31
                                                                         (in thousands)
BALANCE SHEET DATA                                   2002        2001        2000        1999        1998
                                                   --------    --------    --------    --------    --------
Working capital                                    $  6,236    $  8,150    $  5,787    $  8,179    $  9,536
Total assets                                         40,859      31,367      27,232      29,341      31,377
Total bank debt (1)                                   9,451       4,878       4,034       8,705      12,968
Stockholders' equity                                 18,053      15,418      15,956      14,289      12,758

      (1) Includes discount of $0 at December 31, 2002, $0 at December 31, 2001, $403 at December 31, 2000, $649 at December 31, 1999 and $832 at December 31, 1998.

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

      Revenue from product sales is generally recognized when delivery has occurred and at the time title passes to the customer. For direct-to-consumers product sales that allow a trial or acceptance period, title is not deemed to have passed nor revenue recognized until the acceptance periods have expired. Generally, these acceptance periods are fifteen days after receipt of product. Provisions for sales returns and allowances are made against revenue in the period in which the related products are shipped or title passes based on estimates derived from historical data. The allowance is recorded in the period in which the related products are shipped. The returns allowance is presented, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements.

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

      Our accounts receivable balance at December 31, 2002 was $6.8 million, net of allowances for returns of $1.9 million and net of allowances for doubtful accounts of $542,000.

PRODUCT MASTERS

      Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized, not to exceed a three year period. Management periodically reviews the product masters amortization rates and adjusts the rate based on management's estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master, and studio facility charges. A significant portion of these product master costs are capitalized costs of the Company's resources, both personnel and equipment related, that can be primarily associated with the creation of the product master. Because consumer tastes, which are unpredictable and constantly changing, primarily determine the commercial success of any work, estimates must be made regarding future sales. Changes in management's judgment or estimates could result in different amortization rates, or an immediate write-off of the balance related to a product.

      Our product masters balance at December 31, 2002 was $3.8 million, net of accumulated amortization of $19.4 million.

ADVANCE ROYALTIES AND ROYALTIES PAYABLE

      Royalties earned by publishers, authors, producers, songwriters and artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized based on past performance, current popularity or judgments made by management of the future success of the artist/author. These royalty advances are deemed to be recoverable from future royalties to be earned by the artist/author. Such capitalized amounts are included as a component of Other Current Assets in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of advance royalties and prepaid publishing totaled $1.9 million at December 31, 2002. The Company expects that any royalty advances will be recouped over future sales, however, should circumstances prove otherwise, such amounts would be expensed immediately

      Royalties payable to publishers, authors, producers, songwriters and artists from the related product sale or from the related copyright revenues are recorded in the period in which the revenue is recognized. Royalties payable are reduced for the estimated royalties that will not be paid due to product returns and bad debts based on historical experience. Royalty payments for music products are generally made on a quarterly basis, 45 days after the end of a quarter. Royalty payments to publishers, authors and literary agents for book products are generally made in six-month cycles, 60 to 90 days after the close of a period. The amount of royalties payable totaled $6.3 million at December 31, 2002.

INTANGIBLE ASSETS

      In conjunction with the acquisition of M2 Communications, L.L.C. on June 28, 2002, the Company recorded $5.1 million of artists contracts as an intangible asset. This asset is amortized on a straight-line basis over the remaining life of the underlying contracts. The Company will review the carrying value of the artists contracts whenever events or changes in circumstances indicate that the carrying amount of such contracts indicate that the value thereof may not be recoverable. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

OVERVIEW

      Integrity Media, Inc. is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children's music, gospel music for the African-American audience, youth music and live worship music for adult audiences. In July 2002, Integrity announced the purchase of M2 Communications, L.L.C., an artist-based independent Christian music company headquartered in Nashville, Tennessee. The purchase of M2 Communications, L.L.C. allows the Company to enter the Pop segment of Christian music, which represents over 30% of the Christian music market. The Company's Integrity Publishers division, created in 2001, produces and publishes Christian books. The first product offerings were released in the third quarter of 2002, with a total of 16 books published during the year. The Company first recorded sales from the M2 Communications, L.L.C. and Integrity Publishers divisions in the third quarter of 2002.

      Integrity's recorded music products fall into two broad categories (i) concept products which are centered on a specific theme, such as Praise and Worship music and (ii) artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products for certain Praise and Worship artists. Integrity's products also include software and printed music, such as songbooks and sheet music, designed primarily for distribution to churches and choral groups. Integrity's book products are categorized in one of four categories: Inspirational, Christian Living, Youth or Fiction.

      Integrity's products are sold primarily through retail stores and direct-to-consumers throughout the United States and in 167 other countries worldwide. The Company has determined that its business is operated in segments based on distribution channels. For specific information regarding the financial performance of each segment, see Note 10 of the Notes to Consolidated Financial Statements.

      These distribution channels are Retail, Direct to Consumers, International, Book Publishing and Other channels. The Retail channel primarily represents sales to Christian retailers through Word, special event sales, sales of choral products and sales to the general market through Sony Music Entertainment and its subsidiary Epic Records. Direct-to-Consumers primarily represents sales from direct mail programs but also includes Internet sales, television sales and sales of print products directly to churches, including sales of the Celebration Hymnal through a joint venture controlled by the Company. The International channel represents an international distribution network that reaches markets in 167 countries. All transactions with foreign entities, whether they are shipped from the United States or from one of the Company's three subsidiaries in Singapore, the United Kingdom and Australia, are reported in this segment. Christian retailers are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Book Publishing segment represents sales by our Integrity Publishers, Inc. division and includes sales to Christian retailers as well as sales to the general retail market. The Other segment includes copyright revenue and other distribution sales.

      The following historical analysis shows the percentage of sales by segment:

                        2002         2001         2000
                       ------       ------       ------
Retail Markets           50.2%        47.1%        50.1%
Direct-to-Consumer       24.1%        41.7%        30.9%
International            14.6%        11.2%        14.5%
Book Publishing           6.2%           0%           0%
Other                    13.6%        12.7%        14.2%
Eliminations             (8.7%)      (12.7%)       (9.7%)

      The Direct-to-Consumer segment, as a percent of total sales, decreased largely due to the decline in sales to Time Life for the Songs4Worship continuity program. As a result, the Retail, International, Book Publishing and Other segments increased as a percent of total sales as compared to 2001. The increase in the Book Publishing segment was due to Integrity's publishing division releasing its first product offerings in the third quarter of 2002.

      The Company's operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses, seasonality and changes in sales and product mixes.

RESULTS OF OPERATIONS

      The following table sets forth consolidated operating results expressed as a percentage of net sales for the periods indicated.

                                     Percentage of Net Sales
                                     Year Ended December 31
                                   2002        2001        2000
                                  ------      ------      ------
Net Sales                          100.0%      100.0%      100.0%
Cost of Sales                       48.5%       53.7%       52.2%
Gross Profit                        51.5%       46.3%       47.8%
Marketing and Fulfillment
Expenses                            20.9%       18.1%       20.3%
General and Administrative
Expenses                            24.3%       20.8%       20.6%
Income from operations before
taxes and minority interest          5.6%        6.8%        4.8%

THE YEAR ENDED DECEMBER 31, 2002 ("2002") COMPARED TO THE YEAR ENDED DECEMBER 31, 2002 ("2001")

      Net sales decreased 6.5% to $66.3 million in 2002 from $71.0 million in 2001. The overall decrease was due to the decline in sales of our Songs4Worship series and WoW Worship products. Songs4Worship sales declined $11.1 million, or 45.3%, from $24.5 million in 2001 to $13.4 million in 2002. Songs4Worship is a continuity series of Praise and Worship compilations developed in partnership with Time Life Music. The series was launched in late 2000 and "generated the strongest initial response for a music product launch in Time Life Music's history." The Songs4Worship series' debut title, "Shout To The Lord," attained gold, platinum and multi-platinum certification with sales of over 2.4 million double CD units. The success of this launch resulted in record revenues for the Company in 2001. Since the majority of the Songs4Worship sales were generated from Time Life and Company-managed continuity clubs, this decline in revenues from Songs4Worship products was predicted and anticipated. Sales of WoW Worship products declined $4.9 million, or 75.4%, from $6.5 million in 2001 to $1.6 million in 2002. The WoW Worship albums, also a compilation of Praise and Worship songs, were developed in partnership with two other Christian music companies. The partnership agreement provided for the development, release, and marketing of three albums - WoW Worship Blue in 1999, WoW Worship Orange in 2000, and WoW Worship Green in 2001. Since this WoW agreement was not renewed, there was not a WoW Worship product release in the year 2002, resulting in the revenue decline.

      The Company continues to sell and market all products in the Songs4Worship and WoW Worship series. Management also continues discussion and testing with Time Life and other partners regarding new product ideas and line extensions. In July, 2002, the Company announced the launch of a new product - Integrity's iWorship. Positioned as a "Total Worship Experience", this new product features a series of double CD's offering the most popular contemporary and emerging modern Christian songs in the world, as determined by Soundscan and CCLI (Christian Copyright Licensing Inc.). In addition, the collection will feature a line of DVDs especially designed to enhance the worshiper's experience through visuals combined with sing-along lyrics and click tracks for musicians and worship leaders. Considered by the Company to be the WoW Worship replacement, Integrity's iWorship is jointly developed by M2 Communications, L.L.C. (M2), a wholly-owned subsidiary of the Company, and another independently-owned Christian music company.

      Partially offsetting the sales decline of the Songs4Worship and WoW Worship products in 2002 were the sales of Integrity Publishers, Inc. and M2 Communications, L.L.C. Integrity Publishers, the Company's Christian book publisher and subsidiary, began as a start-up in August, 2001 and released its first catalog of titles in the third quarter, 2002. Revenues for the year totaled

$4.1 million and included titles such as "God Will Make a Way" by John Townsend and Henry Cloud; "My Heart's Desire" by David Jeremiah; "God at Ground Zero" by Ray Giunta; and "All Is Well" by Frank Peretti. Integrity Publishers continues to be well received by both consumers and authors. The Company is very optimistic about the future success of this division. M2 Communications, L.L.C.
(M2), a Christian music label acquired in June 2002, recorded 2002 revenues of $7.6 million. The best sellers were "Almost There" and "Spoken For" by Mercy Me; and "All Right Here" by Sarah Groves.

      To summarize the segments of the Company, sales in the Retail segment were flat with revenues of $33.3 million in 2002 compared with revenues of $33.4 million in 2001. Significant items included in this segment in 2002 were the M2 sales of $7.6 million, Integrity's iWorship sales of $2.0 million, the decline in WoW Worship sales of $4.9 million and a reduction in Songs4Worship sales of $3.0 million. Sales in the Direct-to-Consumer segment decreased $13.6 million, or 45.9%, due primarily to a reduction in Songs 4 Worship sales of $12.4 million. Sales in the International segment increased $1.8 million, or 22.1%, from $7.9 million in 2001 to $9.7 million in 2002 due to the increase in Songs4Worship sales in the United Kingdom and Australia. Songs4Worship products were introduced into the International markets after the success was proven in the United States. As a result, the International success of Songs4Worship was primarily in the year ended 2002. International sales in Latin America and Singapore continued to be negatively impacted by the poor economic conditions in those countries. Management expects that these conditions will continue into 2003. Sales in the Book Publishing segment in 2002 were $4.1 million compared to none in 2001. Revenues in the Other segment were flat with revenues of $9.1 million in 2002 compared with revenues of $9.0 million in 2001.

      Gross profit increased $1.3 million, or 4.0%, to $34.2 million in 2002 compared to $32.9 million in 2001. Although sales declined in 2002 compared to 2001, gross margins increased in 2002 due to a reduction of product amortization of $2.0 million in 2002 compared to 2001 and from additional inventory reserves booked in 2001. Gross profit as a percentage of sales increased to 51.5% in 2002 compared to 46.3% in 2001 due to these two adjustments and due to the reduction of the lower-margin Time Life Songs4Worship sales and the declines in the low-margin WoW Worship albums. Gross margins on sales to Time Life are lower because sales are made to them at wholesale prices. The WoW Worship albums carry a lower gross profit percentage due to the higher royalty payouts required by the partnership agreement. The gross margin percentage in the Retail segment declined slightly from 45.8% in 2001 to 44.8% in 2002 due to the lower margin sales of M2. Because the majority of the M2 artists assume the costs of marketing and promoting their products, royalties are higher and margins lower in M2. The gross margin percent in the Direct-to-Consumer segment increased from 42.6% in 2001 to 52.5% in 2002 due to the decrease of Songs4Worship sales in 2002. The gross margin percentage in the International segment declined from 58.2% in 2001 to 46.7% in 2002 due to the increase in the lower-margin Songs4Worship sales in 2002. The gross margin percentage in the Book Publishing segment was 57.4% in 2002. This percentage is higher than forecasted due to lower product and royalty costs. Management expects that gross margins in 2003 for the book division will be in the range of 50% to 52%. The gross margin percentage in the Other segment increased from 7.3% in 2001 to 48.4% in 2002. The gross margin and gross margin percentage in the Other segment were negatively impacted in 2001 due to additional product masters amortization, additional reserves for inventory, and additional reserves for returns. These expenses in the Other segment are included in cost of sales but were not allocated to specific segments.

         The Company's gross margins are historically higher in the Direct-to-Consumer segment, where sales are generally at retail value. The Retail segment's gross margin is affected by the sales mix of products that we distribute for third parties and artists products, which generally have lower gross margins than concept products. Management expects gross margins in 2003 to be comparable to those reported in 2002.

      The following table shows the gross margin by operating segment:

                      Year Ended December 31
Gross margin            2002         2001
------------------     ------       ------
Retail                   44.8%        45.8%
Direct-to-Consumer       52.5%        42.6%
International            46.7%        58.2%
Book publishing          57.4%           0
Other                    48.1%         7.3%
Eliminations             (6.3)%       (3.4)%
Consolidated             51.5%        46.3%

      Operating profit in the Retail segment decreased 25% from $7.0 million in 2001 to $5.3 million in 2002. This decrease was due primarily to increased marketing expenses of $700,000 and increased general and administrative expenses of $1.1 million. The increase in marketing expenses was primarily due to the launch of iWorship and other marketing expenditures related to CBA product releases. The increase in general and administrative expenses was due to the addition of M2 Communications, L.L.C. in this segment. Approximately $400,000 of the $1.1 million increase in general and administrative expenses was amortization expense related to the acquisition of M2. Marketing and fulfillment expenses increased 3.6% in 2002 compared to 2001. As a percentage of sales, marketing and fulfillment expenses in the Retail segment increased from to 20.7% in 2001 to 21.5% in 2002. As a percentage of sales, general and administrative expenses increased from 4.0% in 2001 to 7.3% in 2002.

      Operating profit in the Direct-to-Consumer segment decreased 69% from $5.8 million in 2001 to $1.8 million in 2001 due to the reduction in Songs4Worship sales. Marketing and fulfillment expenses overall declined 2% in 2002 compared to 2001. As a percentage of sales, marketing and fulfillment expenses increased from 17% in 2001 to 31% in 2002. This percentage in 2001 was lower because Songs4Worship sales to Time Life did not require any marketing or fulfillment expenses.

      Operating profit in the International segment decreased 18% from $1.6 million in 2001 to $1.3 million in 2002 due primarily to additional reserves for inventory and bad debts required in Singapore. As a percentage of sales, marketing and fulfillment expenses decreased from 13.0% in 2001 to 10.0% in 2002 due to the increase in Songs4Worship sales in 2002. As a percentage of sales, general and administrative expenses declined from 24.9% in 2001 to 23.1% in 2002.

      Operating losses in the Book Publishing segment were $560,000 in 2002 compared to an operating loss of $554,000 in 2001. Beginning as a start-up in August 2001, this segment incurred an operating loss in 2001 due primarily to general and administrative expenses incurred during its start-up year. For the first half of 2002, general, administrative, and marketing expenses continued to be incurred in preparation for its first release of books in the third quarter, 2002. For the year, the Book Publishing segment recorded revenues of $4.1 million, all in the third and fourth quarters. Marketing and fulfillment expenses were $1.1 million for 2002 compared to $100,000 in 2001. General and administrative expenses were $1.8 million for 2002 compared to $454,000 in 2001.

      Operating profit in the Other segment increased $3.5 million from $226,000 in 2001 to $3.7 million in 2002. This increase was primarily due to a reduction of product masters amortization of $2.0 million in 2002 compared to 2001 and from additional inventory reserves booked in 2001.

      Marketing and fulfillment expenses increased $1.1 million or 8.4% from $12.8 million in 2001 to $13.9 million in 2002 due to additional expenses incurred for Integrity Publishers and M2 Communications, L.L.C. Combined, these two entities incurred additional marketing and fulfillment expenses of $2.2 million in 2002 compared to 2001. As a percentage of sales, the Company's marketing and fulfillment expenses increased from 18.1% in 2001 to 20.9% in 2002.

      General and administrative expenses increased $1.4 million, or 9.6%, from $14.7 million in 2001 to $16.1 million in 2002. This increase was primarily the result of additional expenses incurred by Integrity Publishers and M2 Communications, L.L.C. Combined, these two entities incurred additional general and administrative expenses of $2.3 million in 2002 compared to 2001.

      Income from operations decreased 22.4% to $4.1 million in 2002, from $5.3 million in 2001 due primarily to the decline in revenues, increases in Marketing and Fulfillment expenses, and increases in General and Administrative expenses. As a percentage of sales, operating income decreased to 6.2% in 2002 from 7.5% in 2001.

      Net Interest expense decreased to $273,000 in 2002, from $281,000 in 2001. The primary reason for the decrease in 2002 compared to 2001 is that the 2001 amount included a charge of $102,000 for amortization of debt discount related to the credit facility with Bank Austria. This credit facility with Bank Austria ended as of April 25, 2001 when the Company entered into a new facility with LaSalle Bank N.A. Excluding this amortization from 2001, net interest expense increased $94,000 or 52.5% in 2002 compared to 2001. This increase was due to a combination of higher debt levels in 2002 partially offset by lower average interest rates in 2002. Average debt levels increased from $3.9 million in 2001 to $7.4 million in 2002. Average interest rates declined from 6.7% in 2001 to 4.6% in 2002.

      The Company recorded a net expense for income taxes during 2002 of $1.3 million, compared to $1.6 million in 2001. During 2002, the Company's effective tax rate was 33.8% compared to 33.6% in 2001. On a going-forward basis, the Company expects an effective tax rate in 2003 of approximately 34% to 36%.

THE YEAR ENDED DECEMBER 31, 2001 ("2001") COMPARED TO THE YEAR ENDED DECEMBER 31, 2000 ("2000")

      Net sales increased 36.9% to $71.0 million in 2001 from $51.8 million in 2000. The increases were mainly attributable to increases in the Direct-to-Consumer and Retail segments. Major new releases in 2001 included WoW Worship Green and various releases of the Songs4Worship series. In 2001, new products accounted for 3.9 million units, or 29.1% of the total units sold. The new products released in 2001 featured several of Integrity's best-selling artists such as Paul Wilbur, Paul Baloche, Ron Kenoly and Don Moen. Three of the best selling albums of the year were Songs4Worship "Shout To The Lord," Songs4Worship "Be Glorified" and WoW Worship (Green). All three of the albums are compilations of the "best" Praise and Worship songs. The WoW albums were created in partnership with two other Christian Praise and Worship song providers. Songs4Worship is a continuity series of Praise and Worship compilations developed in partnership with Time Life Music. According to Time Life Music, the Songs4Worship continuity series, released in the fourth quarter of 2000, "generated the strongest initial response for a music product launch in Time Life Music's history." Over 1 million consumers joined Time Life Music's continuity series that was advertised on mainstream television in the United States. Time Life Music spent the equivalent of $30 million in television advertising for this series. Due to the success of the Songs4Worship series and the WoW albums, substantial progress was made in 2001 in broadening the overall market for Praise and Worship music. Due primarily to the success of Time Life Music's Songs4Worship continuity program, sales in the Direct-to-Consumer segment increased 84.8% to $29.6 million in 2001 from $16.0 million in 2000. Due to the retail release of the Songs4Worship albums, sales in the Retail segment increased 28.7% to $33.4 million in 2001, from $26.0 million in 2000. Total WoW sales were $6.5 million in 2001 as compared to $7.5 million in 2000. Revenues in the International segment increased 5.8% to $7.9 million in 2001 from $7.5 million in 2000, due primarily to the release of the Songs4Worship series in Australia and New Zealand. Other International divisions and subsidiaries were impacted negatively due to local competitive pressures and declining economic conditions in their areas, especially Singapore and Latin America. These conditions continued in 2002. Revenues in the Other segment increased 23.3% to $9.0 million in 2001, from $7.3 million in 2000, due primarily to additional song copyright royalties generated from the increase in product sales and third party use. Due primarily to the increase in sales, bad debts and returns were $6.7 million in 2001, compared to $4.8 million in 2000.

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

      The Company's gross margins are generally higher in the Direct-to-Consumer segment, where sales are generally at retail value. However, the Songs4Worship release is sold to Time Life at a wholesale value and significantly lowered the gross margin for this segment in 2001. The Retail segment's gross margin is also affected by the sales mix of products that we distribute for third parties and artists products, which generally have lower gross margins than concept products.

      The following table shows the gross margin by operating segment:

                      Year Ended December 31
Gross margin            2001         2000
------------------     ------       ------
Retail                   45.8%        45.2%
Direct-to-Consumer       42.5%        47.5%
International            58.2%        58.0%
Other                     7.3%        18.4%
Eliminations             (3.4)%       (6.2%)
Consolidated             46.3%        47.8%

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

      Marketing and fulfillment expenses increased 22.1% from $10.5 million in 2000 to $12.8 million in 2001, due primarily to additional direct mail and marketing expenses incurred in the Company's Songs4Worship continuity club and the additional fulfillment expenses resulting from increased sales. As a percentage of sales, the Company's marketing and fulfillment expenses declined from 20.2% in 2000 to 18.1% in 2001. This decline was because the Company bears no marketing and fulfillment expenses on Songs4Worship sales to Time Life and Songs4Worship sales into the general market.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company historically has financed its operations through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company's need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been the production of product masters to build the Company's product master library and debt service. It is from these product masters that the Company's products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ending December 31, 2003 and beyond.

      Cash generated from operations totaled $6.0 million, $13.5 million and $9.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decreases from 2001 to 2002 resulted primarily from reductions in net income, decreases in amortization, and net increases in working capital accounts. The increases from 2000 to 2001 resulted primarily from improved operating results.

      Investing activities consumed $12.3 million, $4.2 million and $3.9 million of cash in 2002, 2001 and 2000, respectively. The major categories of investing activities are purchases of property and equipment and payments for product masters. For 2002, the acquisition of M2 Communications, L.L.C. in the amount of $4.8 million (net of cash acquired) is also included as an investment activity. Purchases of property and equipment totaled $3.9 million, $0.9 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Capital purchases for 2002 included $2.3 million of costs associated with the completion of a new building and the expansion of parking facilities at the Company's corporate campus in Mobile, Alabama. Construction began in early summer 2002 with occupancy expected for mid-2003. Additional expenditures of approximately $3.2 million are expected to be incurred in 2003 toward the completion of this facility. Total capital costs associated with this expansion is expected to be approximately $5.5 million. In addition, capital costs of $760,000 were incurred during 2002 for the purchase and development of a new software system for the Company. This new system is expected to be operational in mid-2003. Other capital expenditures were primarily for computer equipment and general improvements on the Company's corporate headquarters. The Company also invested $3.7 million, $3.3 million and $4.1 million in new product masters during 2002, 2001 and 2000, respectively. The Company expects its investments in product masters during 2003 to be approximately $4.7 million in order to properly support the growth in projected revenue.

      The Company's financing agreement with Bank Austria in effect through April 25, 2001 included a revolving credit facility and a term loan that were payable through August 2002. As part of this agreement, Bank Austria held 818,897 warrants with an exercise price of $1.875 that were exercisable into the Company's Class A common stock and would expire in 2006. On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N.A. The original credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3.0 million mortgage term loan. Through this new credit facility, the Company repaid in full all debt under its previous credit facility with Bank Austria. In connection with the early extinguishment of the previous facility, during 2001 the Company recorded a $312,000 charge (net of tax) related to the write-off of unamortized financing costs. In addition, on September 26, 2001, the Company repurchased the 818,897 warrants from Bank Austria for approximately $3.4 million in cash.

      At December 31, 2001, the Company had available borrowings from the LaSalle facility of $6.0 million under the line of credit, $3.0 million under the mortgage term loan, and $1.5 million under the secured term loan. Of the original $11.0 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for the warrant repurchase, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired unused on December 19, 2001, after extension of the original expiration date of October 22, 2001, due to time and use restrictions as detailed in the original credit agreement. On March 30, 2002, the term facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase the total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, the Company then used this additional $3 million to partially fund the acquisition of M2 Communications, L.L.C. On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At December 31, 2002, the Company had available borrowings from the LaSalle facility of $6.0 million under the line of credit, $3.0 million under the mortgage term loan, and zero under the secured term loan.

      At December 31, 2001, there was no balance outstanding under the line of credit and $4.9 million outstanding under the term loan with LaSalle Bank N.A. At December 31, 2002, there was no balance outstanding under the line of credit, $7.6 million outstanding under the term loan, and $1.8 million outstanding under the building loan. During the years ended December 31, 2002, 2001 and 2000, the Company made net payments of $2.4 million, $2.1 million and $4.9 million, respectively, under such agreements. The Company's minimum payments due in 2003 related to its borrowings are $2.7 million, however, the Company may elect to make additional payments.

      In the original credit agreement, the LaSalle loan carries an interest rate of the bank's base rate plus a margin ranging from 0% to 0.5% or LIBOR plus a margin ranging from 2.25% to 3.0%. The actual margin is a function of the Company's leverage ratio as calculated quarterly. At December 31, 2002 the balance due on the LaSalle loan carried an interest rate of 4.75%. Company is in compliance with all debt covenants.

      The line of credit and term loan with LaSalle contain restrictive covenants with respect to the Company, including, among other things, limitations on the payments of dividends, the incurrence of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company's assets are pledged as collateral for these loans.

Aggregate principal maturities of long-term debt at December 31, 2002 are as follows:

                                                          Total
            Fiscal Year                               (in thousands)
            -----------                               --------------
               2003                                       $2,690
               2004                                        2,690
               2005                                        2,690
               2006                                          672
                                                          ------
                                                          $8,742
                                                          ======

      During 2002, the Company paid $250,000 as a distribution to "The Celebration Hymnal" joint venture partner.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS
142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and SFAS 142 had no effect on the Company's financial position, results of operations or cash flows.

      In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS 143 will not have a significant impact on its financial position, results of operations or cash flows.

      In October 2001, FASB issued SFAS No. 144, (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company adopted SFAS No.144 as of January 1, 2002 with no significant impact on its financial position, results of operations or cash flows.

      In November 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit's fair value can be established. This provision was adopted by the Company beginning in the first quarter of 2002. This change has resulted in a reduction of net sales of $264,000 and $258,000 for the years ended December 31, 2002 and 2001, respectively.

      In April 2002, FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, as well as, amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. When the Company adopts SFAS 145, the extra ordinary item in 2001 will be reclassified into operations.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a significant impact on its financial position, results of operations or cash flows.

      In November 2002, the FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance of the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company believes that the adoption of FIN No. 45 will not have a material impact on its financial position, results of operations or cash flows.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. The Company believes that the adoption of EITF Issue No. 00-21 will not have a significant impact on its financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN No. 46 will not have a significant impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

      Certain of the comparative figures in the prior period financial statements have been reclassified to conform to the current period presentation.

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

                                  RISK FACTORS

OUR MARKETS ARE HIGHLY COMPETITIVE.

      The markets for Christian music, books and related products are highly competitive. We face competition from other record companies, music publishers, book publishers, entertainment companies and multimedia companies that seek to offer recorded music, video products, software, printed music and books to the public. Many of these competitors, as well as a number of potential new competitors, have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. This provides them with the ability to launch more new products, spend more on marketing those products, and pay more to artists, authors and songwriters for new music, book manuscripts and songs. Our ability to compete in this market depends largely on:

- The skill and creativity of our employees and their relationships with artists and authors,

- Our ability to recruit and retain new and established artists, songwriters, authors and distributive relationships,

- Our continued ability to attract and retain highly capable management personnel

-     The expansion and utilization of our song catalog,

-     The acquisition of licenses to enable us to create compilation packages,

- The effective and efficient marketing and distribution of our products, and

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

OUR BUSINESS IS SUBJECT TO CONSTANTLY CHANGING CONSUMER TASTES.

      Our products consist of recorded music, video productions, books and printed music. Each music or video recording, book or printed product is an individual artistic work. The commercial success of a music or video recording, book or printed product depends on consumer taste, the quality and acceptance of competing offerings released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change quickly. Accordingly, there can be no assurance as to the financial success of any particular product, the timing of such success, or the popularity of any particular artist or author.

      Our future success depends on our ability to continue to develop recorded music, videos, books, printed music and other content that is interesting and engaging to our target audience. If our audience determines that our content does not reflect its tastes, then our audience size could decrease, which would adversely affect our results of operations. Our ability to develop compelling content depends on several factors, including the following:

-     quality of our editorial staff;

-     technical expertise of our production staff;

-     access to worship leaders;

-     access to songwriters;

-     access to authors.

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

      In addition, our results could also be affected if Time Life Music were to reduce its marketing efforts for the Songs4Worship continuity series on television, or if the consumer popularity of the Worship and Songs4Worship products were to decline.

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

      Currently, we rely on Word's sales force to perform Christian retail market sales functions of our music products, pursuant to a contract with them that extends through January 2004. Also, we depend on a global marketing and distribution agreement with Sony Music Entertainment and its subsidiary Epic Records for the distribution of our releases in the general retail markets. In addition, our Christian book publishing division depends on the retail and general market sales functions of G.L. Services.

      Our International area is dependent on our subsidiaries and a network of independent distributors and exporters reaching markets in 167 countries.

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

WE DEPEND ON THE CONTINUED POPULARITY OF CHRISTIAN MUSIC AND BOOKS.

      We produce records, video productions and printed music in the Christian music segment of the industry. We produce books in the Christian book segment of the industry. Our artists and authors are all in these segments of the respective markets. Although we believe that these sectors will continue to grow, consumer taste is unpredictable and constantly changing. If tastes move away from this type of music and books, and we do not develop any alternatives, we may not be able to sell enough recordings and books to be profitable.

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

WE MAY NOT BE ABLE TO PREVENT THIRD PARTIES FROM USING OUR DOMAIN NAMES, WHICH COULD DECREASE THE VALUE OF THESE DOMAIN NAMES.

      Our trademark rights may not be sufficient to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our trademarks and domain names. We currently hold the Internet domain names "integritymusic.com," "integritymedia.com," "integrityinc.com,"
"integritypublishers.com," "songs4worship.com," "m2-0.com," as well as various other domain names. We do not hold the domain names "integrity.com", "integrity.org" or "integrity.net." Domain names are regulated by the U.S. Commerce Department through a contract with the nonprofit U.S. corporation Internet Corporation for Assigned Names and Numbers (ICANN). Numerous domain name registrars throughout the world have been authorized by ICANN to register domain names in the ".com," ".org," ".net," ".biz" and ".info" generic top-level domains ("gTLDs"). Additionally, every recognized country in the world has been assigned a country code top-level domain ("ccTLD") by the Commerce Department, and each country is responsible for registration of domain names within the ccTLD. ICANN is currently considering the addition of one or more new gTLDs and can do so at any time in the future. Internet regulatory bodies could further modify the rights of current holders of domain names. As a result, the value of each of our domain names could be diluted and decrease the number of visitors to our Web sites, and we may not acquire or maintain "integritymusic" or other relevant names in all gTLDs or in the ccTLDs of all countries in which we conduct business or intend to conduct business.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE MARKET PRICE FOR OUR CLASS A COMMON STOCK TO BE VOLATILE.

      Our results of operations are subject to quarterly fluctuations and seasonal variations. In particular, our revenues are affected by end-of-the-year holiday sales. In accordance with industry practice, we record revenues for music and book products when the products are shipped to retailers. In anticipation of holiday sales, retailers purchase products from us prior to December. In addition, changes in the timing of new product releases can also cause significant fluctuations in our quarterly operating results because of the marketing costs involved in launching a new product and the delay in receiving any sales revenue from the new product. For example, if releases planned for the peak holiday season are delayed, our operating results could be adversely affected, which could in turn cause the price of the Class A Common Stock to fluctuate.

INCREASES IN THE COSTS OF CD'S, CASSETTES, DVD'S, AND PAPER COULD HARM OUR PROFITABILITY

      Increases in the costs of producing a CD, cassette or DVD due to increases in petroleum prices or other costs associated with the manufacture and duplication of CD's, cassettes and DVD's could adversely affect our profitability. Increases in the costs of producing books due to increases in the prices of paper or other costs associated with the manufacture of books could adversely affect our profitability. Although we do not manufacture these products internally, any significant price increase to our suppliers could result in higher CD, cassette, DVD, and book prices to Integrity. We may not be able to pass on these price increases to our customers.

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

WE DEPEND ON CERTAIN SENIOR EXECUTIVES WHO HAVE EXPERIENCE UNIQUE TO OUR
INDUSTRY.

      Our success has been largely dependent on the skills, experience and efforts of our senior management. Although we have employment agreements with some of our senior executives, they could still choose to leave Integrity at any time. If they did, we would have difficulty replacing them with individuals who had an equal level of experience in the Christian music and related products and book publishing industries. This could adversely affect our daily operations, creative development and financial performance.

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

WE MAY BE SUBJECT TO LIABILITY FOR MISUSE OF USERS' PRIVATE INFORMATION.

      It is our policy that we will not willfully disclose any individually identifiable information about any customer to a third party without the customer's consent unless required by law. This policy is available to customers when they initially register on integritymusic.com website and is also easily accessible on our websites. Despite this policy, if third persons were able to penetrate our network security or otherwise misappropriate, or if we inadvertently disclose, our customers' personal information or credit card information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation, which may cause us to incur substantial costs. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our customers, these programs may not conform with laws or regulations that are adopted.

INTEGRITY IS CONTROLLED BY THE COLEMAN FAMILY.

      Our Chairman, President and Chief Executive Officer, P. Michael Coleman, and his family beneficially own 55,100 shares of Class A Common Stock and all 3,385,000 shares of Class B Common Stock outstanding. This represents approximately 93.6% of the total voting power of all classes of our voting stock. As a result, Mr. Coleman is able to elect all of our directors, further amend our Amended Certificate of Incorporation (the "Amended Certificate"), effect or prevent a merger, sale of assets or other business acquisition or disposition, and otherwise control the outcome of actions requiring stockholder approval.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's market risk is limited to fluctuations in interest rates as they pertain to the Company's borrowings under its credit facility. As of December 31, 2002, the Company paid interest on borrowings at either LaSalle's base rate or an Adjusted LIBOR, plus an Interest Rate Margin. In the event that interest rates were to increase 100 basis points, the Company's interest expense would increase and income before income tax would decrease by $94,508, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

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

         The response to this item is submitted in Part III, Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information under the captions "Proposal I - Election of Directors - Certain Information Concerning Nominees", "Proposal I - Election of Directors - Executive Officers of Integrity" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in Integrity's 2003 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information under the caption "Proposal I - Election of Directors - Executive Compensation" in Integrity's 2003 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the proxy statement under the sections "Stockholder Return Comparison" or "Compensation Committee Report on Executive Compensation" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information under the caption "Proposal I - Election of Directors - Beneficial Owners of More Than Five Percent of Integrity's Common Stock; Shares Held by Directors and Executive Officers" in the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information under the caption "Proposal I - Election of Directors - Certain Transactions" in the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

      Within ninety (90) days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and the CFO.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)   1. CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                              PAGE NO.

Report of Independent Accountants                                                                 30
Consolidated Balance Sheets at December 31, 2002 and 2001                                         31
Consolidated Statement of Operations for the three years ended December 31, 2002                  32
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December
31, 2002                                                                                          33
Consolidated Statement of Cash Flows for the three years ended December 31, 2002                  34
Notes to Consolidated Financial Statements                                                        35

      2. FINANCIAL STATEMENT SCHEDULES:
II - Valuation and Qualifying Accounts and Reserves for the three years
ended December 31, 2002                                                                           49


                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of Integrity Media, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrity Media, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 14, 2003

                              INTEGRITY MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           December 31,
ASSETS                                                                                  2002           2001
                                                                                      --------       --------
Current Assets
   Cash                                                                               $  4,821       $  6,854
   Trade receivables, less allowance for returns and doubtful accounts of $2,415
   and $1,788                                                                            6,842          5,389
   Other receivables                                                                        67            451
   Inventories                                                                           5,191          4,342
   Other current assets                                                                  4,558          3,512
                                                                                      --------       --------
      Total current assets                                                              21,479         20,548

Property and equipment, net of accumulated depreciation of $6,055 and $5,228             7,337          4,243
Product masters, net of accumulated amortization of $19,387 and $15,946                  3,806          3,520
Other assets                                                                             8,237          3,056
                                                                                      --------       --------
      Total assets                                                                    $ 40,859       $ 31,367
                                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                  $  2,690       $  2,000
   Accounts payable and accrued expenses                                                 5,298          3,683
   Royalties payable                                                                     6,256          4,340
   Other current liabilities                                                               997          2,375
                                                                                      --------       --------
      Total current liabilities                                                         15,241         12,398

Long-term debt                                                                           6,780          2,878
Other long-term liabilities                                                                179             70
                                                                                      --------       --------
      Total liabilities                                                                 22,200         15,346
                                                                                      --------       --------

Commitments and contingencies (Note 12)

Minority interest                                                                          606            603
                                                                                      --------       --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none issued and
   outstanding                                                                               0              0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;                       24             23
   2,364,783 and 2,301,000 shares issued and outstanding
   Class B common stock, $.01 par value, 10,500,000 shares authorized;                      34             34
   3,385,000 and 3,435,000 shares issued and outstanding
   Additional paid-in capital                                                           12,956         12,930
   Unearned compensation                                                                  (479)          (587)
   Retained earnings                                                                     5,452          3,236
   Equity adjustments from foreign translation                                              66           (218)
                                                                                      --------       --------
      Total stockholders' equity                                                        18,053         15,418
                                                                                      --------       --------
         Total liabilities and stockholders' equity                                   $ 40,859       $ 31,367
                                                                                      ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INTEGRITY MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Year Ended December 31,
                                                     2002           2001           2000
                                                   --------       --------       --------
Net sales                                          $ 66,345       $ 70,958       $ 51,819
Cost of sales                                        32,178         38,089         27,072
                                                   --------       --------       --------
Gross profit                                         34,167         32,869         24,747

Marketing and fulfillment expenses                   13,897         12,815         10,496
General and administrative expenses                  16,138         14,729         10,698
                                                   --------       --------       --------
   Income from operations                             4,132          5,325          3,553

Other expenses (income)
   Interest expense, net                                273            281            932
   Other expenses (income)                              126            184            137
                                                   --------       --------       --------
   Income before minority interest, taxes and
   extraordinary item                                 3,733          4,860          2,484
Provision for income taxes                           (1,263)        (1,632)          (600)
Minority interest, net of applicable taxes             (254)          (105)          (188)
                                                   --------       --------       --------
Net income before extraordinary item               $  2,216       $  3,123       $  1,696
                                                   ========       ========       ========

Extraordinary item from early extinguishment
of debt less taxes of $154                                0           (312)             0
                                                   --------       --------       --------
Net income                                         $  2,216       $  2,811       $  1,696
                                                   ========       ========       ========

Adjustments to determine comprehensive income
Foreign currency translation adjustments                284            (83)           (94)
                                                   --------       --------       --------
Comprehensive income                               $  2,500       $  2,728       $  1,602
                                                   ========       ========       ========

Net income per share - Basic - before
extraordinary item                                 $   0.40       $   0.56       $   0.30
Extraordinary item per share - Basic                      0          (0.06)             0
                                                   --------       --------       --------
Net income per share - Basic                       $   0.40       $   0.50       $   0.30
                                                   ========       ========       ========

Net income per share - Diluted - before
extraordinary item                                 $   0.37       $   0.50       $   0.28
Extraordinary item per share - Diluted                    0          (0.05)             0
                                                   --------       --------       --------
Net income per share - Diluted                     $   0.37       $   0.45       $   0.28
                                                   ========       ========       ========
Weighted average number of shares
outstanding (Note 1)
   Basic                                              5,599          5,638          5,615
   Diluted                                            6,010          6,238          6,058

  The accompanying notes are an integral part of these consolidated financial statements.

                              INTEGRITY MEDIA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                                         Additional
                                              Class A                           Class B                  Unearned         Paid-in
                                            Common Stock                      Common Stock             Compensation       Capital
                                                                                                       ------------       -------
                                      Shares           Amount           Shares           Amount
                                      ------           ------           ------           ------
Balance, December 31, 1999           2,179,000       $       22        3,435,000       $       34      $     (327)      $   13,847
  Net income
  Issuance of common stock
  upon exercise of options               5,000                0                                                                 10
  Amortization of restricted
  stock award                                                                                                  55
  Translation adjustments
                                    ----------       ----------       ----------       ----------      ----------       ----------
Balance, December 31, 2000           2,184,000               22        3,435,000               34            (272)          13,857
  Net income
  Repurchase of stock
  Warrants                                                                                                                  (1,438)
  Issuance of restricted stock          50,000                0                                              (377)             377
  Issuance of common stock
  upon exercise of options              67,000                1                                                                134
  Amortization of restricted
  stock award                                                                                                  62
  Translation adjustments
                                    ----------       ----------       ----------       ----------      ----------       ----------
Balance, December 31, 2001           2,301,000               23        3,435,000               34            (587)          12,930
  Net income
  Transfer of stock                     50,000                1          (50,000)               0
  Issuance of common stock
  upon exercise of options              13,783                0                                                                 26
  Amortization of restricted
  stock award                                                                                                 108
  Translation adjustments
                                    ----------       ----------       ----------       ----------      ----------       ----------
Balance, December 31, 2002           2,364,783       $       24        3,385,000       $       34      $     (479)      $   12,956
                                    ==========       ==========       ==========       ==========      ==========       ==========

                                          (Accum.
                                         Deficit)          Equity
                                         Retained        Adj. From
                                         Earnings       Translations        Total
                                         --------       ------------        -----


Balance, December 31, 1999              $      754      $      (41)      $   14,289
  Net income                                 1,696                            1,696
  Issuance of common stock
  upon exercise of options                                                       10
  Amortization of restricted
  stock award                                                                    55
  Translation adjustments                                      (94)             (94)
                                        ----------      ----------       ----------
Balance, December 31, 2000                   2,450            (135)          15,956
  Net income                                 2,811                            2,811
  Repurchase of stock
  Warrants                                  (2,025)                          (3,463)
  Issuance of restricted stock                                                    0
  Issuance of common stock
  upon exercise of options                                                      135
  Amortization of restricted
  stock award                                                                    62
  Translation adjustments                                      (83)             (83)
                                        ----------      ----------       ----------
Balance, December 31, 2001                   3,236            (218)          15,418
  Net income                                 2,216                            2,216
  Transfer of stock                                                               1
  Issuance of common stock
  upon exercise of options                                                       26
  Amortization of restricted
  stock award                                                                   108
  Translation adjustments                                      284              284
                                        ----------      ----------       ----------
Balance, December 31, 2002              $    5,452      $       66       $   18,053
                                        ==========      ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              INTEGRITY MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Year Ended December 31,
                                                              2002           2001           2000
                                                            --------       --------       --------
Cash flows from operating activities
Net income                                                  $  2,216       $  2,811       $  1,696
Adjustments to reconcile net income to net
cash provided by operating activities
   Depreciation and amortization                               1,628            799          1,034
   Amortization of product masters                             3,409          5,394          5,397
   Minority interest                                             254            105            188
   Stock compensation                                            108             62             55
   Extraordinary loss on debt extinguishment                       0            466              0
   Deferred income tax (benefit) provision                      (255)           385           (390)
   Changes in operating assets and liabilities
       Trade receivables (net)                                  (562)           540            317
       Other receivables                                          22           (260)           120
       Inventories                                              (787)           691            143
       Other assets                                           (1,693)        (1,493)          (528)
       Accounts payable, royalties payable and
       accrued expenses                                        2,590          2,013          1,799
       Other current and non current liabilities              (1,251)         1,961           (792)
                                                            --------       --------       --------
Net cash provided by operating activities                      5,679         13,474          9,039
                                                            --------       --------       --------
Cash flows from investing activities
   Purchases of property and equipment                        (3,887)          (912)          (849)
   Payments for product masters                               (3,682)        (3,288)        (4,056)
   Payment for purchase of M2 Communications, L.L.C.,         (4,779)             0              0
   net of cash acquired
   Proceeds from sale of product masters                           0              0          1,000
                                                            --------       --------       --------
Net cash used in investing activities                        (12,348)        (4,200)        (3,905)
                                                            --------       --------       --------
Cash flows from financing activities
   Net borrowings (repayments) under line of credit            1,300            287         (2,290)
   Borrowings under term facility                              6,950          6,378              0
   Payments under line of credit                              (1,300)        (1,161)             0
   Distributions to joint venture partner                       (250)          (250)          (400)
   Stock warrant repurchase                                        0         (3,463)             0
   Proceeds from issuance of stock                                28            135             10
   Principal payments under term facility                     (2,376)        (5,064)        (2,626)
                                                            --------       --------       --------
      Net cash provided (used) by financing activities         4,352         (3,138)        (5,306)
                                                            --------       --------       --------
Effect of exchange rate changes on cash                          284            (83)           (94)
                                                            --------       --------       --------
Net (decrease) increase in cash                               (2,033)         6,053           (266)
Cash, beginning of year                                        6,854            801          1,067
                                                            --------       --------       --------
Cash, end of year                                           $  4,821       $  6,854       $    801
                                                            ========       ========       ========
Supplemental disclosures of cash flow information
   Interest paid                                            $    283       $    249       $    913
   Income taxes paid                                        $  1,633       $    401       $  1,188

  The accompanying notes are an integral part of these consolidated financial statements.

                              INTEGRITY MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Integrity Media, Inc. (the "Company") is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity's music product formats include cassettes, compact discs, videos, DVD's and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children's music, gospel music for the African-American audience, youth music and live worship music for adult audiences. In July 2002, Integrity announced the purchase of M2 Communications, L.L.C., an artist-based independent Christian music company headquartered in Nashville, Tennessee. The purchase of M2 allows the Company to enter the Pop/Rock segment of Christian music, which represents over 30% of the Christian music market. The Company's Integrity Publishers division, created in 2001, produces and publishes Christian books. Products are sold through two divisions. Integrity Music sells all music-related products and Integrity Publishers sells all Christian book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

      Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991 and Integrity Media Asia Pte Ltd was formed in 1995. These subsidiaries serve to expand the Company's presence in Western Europe, Australia and New Zealand, and Singapore, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company's ability to control the venture, the Company consolidates the venture and Word Entertainment's interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division published its first books in the fall of 2002. M2 Communications, L.L.C., was purchased in July 2002. Integrity Direct, LLC, was formed in December 2002 to create a smoother interaction between the Company and its customers. This new area is a combination of the Direct-to-Consumer and Direct-to-Church areas and includes direct mail, continuity clubs, Internet, catalog sales, direct-to-church sales, and direct response television.

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

REVENUE RECOGNITION

      Revenue is generally recognized when delivery has occurred and at the time title passes to the customer. For product sales direct-to-consumers that allow a trial or acceptance period, title is not deemed to have passed nor revenue recognized until the acceptance periods have expired. Generally, these acceptance periods are fifteen days after receipt of product. Provisions for sales returns and allowances are made in the period in which the related products are shipped or title passes based on estimates derived from historical data. The allowance is recorded against revenue in the period in which the related products are shipped. The returns allowance is presented, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying financial statements.

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

INVENTORIES

      Inventories, which consist principally of finished goods such as compact discs, cassette tapes, videos, books and print products, are stated at the lower of average cost or market using the first-in, first-out method.

MARKETING COSTS

      The Company incurs marketing costs utilizing various media to generate direct-to-consumer sales. Marketing expenditures that benefit future periods are capitalized and charged to operations over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $703,000 and $1,271,000 at December 31, 2002 and 2001,
respectively. Marketing costs expensed for the three years ended December 31, 2002, 2001 and 2000 approximated $7,029,000, $6,183,000 and $4,628,000, respectively.

FULFILLMENT COSTS

      Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company's product for the Retail segment. Distribution fees represented approximately 58.3%, 74.7% and 90.1% of total fulfillment expense for the years ended December 31, 2000, 2001 and 2002, respectively. Also included in fulfillment expenses are fees paid to a third party service provider on a transaction basis for data entry, generation of invoices and cash processing.

      Additionally, in the Direct-to-Consumer segment, the Company completes the distribution and shipping function internally and includes a separate surcharge to customers related to this service. These costs, which approximated $1.3 million, $1.0 million and $815,000 for the years ended December 31, 2000, 2001 and 2002, respectively, are recorded as a component of Cost of Sales and the related customer fee is recorded as a component of Net Sales.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The useful lives of buildings are 14 to 30 years; leasehold improvements, 2 years, which is the life of the related lease; data processing equipment, 5 years; studio equipment, 5 years; and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs that do not increase the useful lives of the assets are charged to expense as incurred. Additions, improvements and expenditures that significantly add to the productivity or extend the life of an asset are capitalized. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

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

ADVANCE ROYALTIES AND ROYALTIES PAYABLE

      Royalties earned by publishers, producers, songwriters, or other artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized if the past performance and current popularity of the artist to whom the advance is made demonstrates such amounts will be recoverable from future royalties to be earned by the artist. Such capitalized amounts are included as a component of product masters in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of capitalized advance royalties aggregated $1,898,000 and $1,247,000 at December 31, 2002 and 2001, respectively. Royalties payable are reduced for the estimated royalties that will not be paid due to product returns and bad debts.

INTANGIBLE ASSETS

      In conjunction with the acquisition of M2 Communications, L.L.C. on June 28, 2002, the Company recorded $5.1 million of artists contracts as an intangible asset. This asset is amortized on a straight-line basis over the remaining life of the underlying contracts. The Company will review the carrying value of the artists contracts whenever events or changes in circumstances indicate that the carrying amount of such contracts indicate that the value thereof may not be recoverable. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

      Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the sale of future and existing music, video and publishing-related products in order to evaluate the ultimate recoverability of product masters and artist advances, accounts receivable bad debts and returns, inventory evaluations and provisions for taxes. Management periodically reviews such estimates and it is possible that management's assessment of recoverability of product masters and artist advances may change based on actual results and other factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS
142), Goodwill and Other Intangible Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and SFAS 142 had no effect on the Company's financial position, results of operations or cash flows.

      In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS 143 will not have a significant impact on its financial position, results of operations or cash flows.

      In October 2001, FASB issued SFAS No. 144, (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company adopted SFAS No.144 as of January 1, 2002 with no significant impact on its financial position, results of operations or cash flows.

      In November 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement which could lead to negative revenue under certain circumstances. Revenue reduction is required unless the consideration related to a separate identifiable benefit and the benefit's fair value can be established. This provision was adopted by the Company beginning in the first quarter of 2002. This change has resulted in a reduction of net sales of $264,000 and $258,000 for the years ended December 31, 2002 and 2001, respectively.

      In April 2002, FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, as well as, amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. When the Company adopts SFAS 145 the extra ordinary item in 2001 will be reclassified into operations.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a significant impact on its financial position, results of operations or cash flows.

      In November 2002, the FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance of the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company believes that the adoption of FIN No. 45 will not have a material impact on its financial position, results of operations or cash flows.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. The Company believes that the adoption of EITF Issue No. 00-21 will not have a significant impact on its financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN No. 46 will not have a significant impact on its financial position, results of operations or cash flows.

2.    OTHER CURRENT ASSETS

Other current assets consist of the following:

                                                    December 31
                                                   (in thousands)
                                                  2002          2001
                                                ------        ------
            Prepaid expenses                    $1,347        $  865
            Prepaid marketing costs                703         1,271
            Royalty advances                     1,898         1,247
            Deferred tax assets                    377            79
            Prepaid publishing                     233            50
                                                ------        ------
                                                $4,558        $3,512
                                                ======        ======

3.    PROPERTY AND EQUIPMENT

Property and equipment consists of:


                                                            December 31
                                                           (in thousands)
                                                        2002           2001
                                                      --------       --------
            Land                                      $    625       $    625
            Buildings and leasehold improvements         2,954          2,840
            Construction in progress                     2,406             71
            Data processing and other equipment          4,340          3,029
            Studio equipment                             1,171          1,119
            Furniture and fixtures                       1,896          1,787
                                                      --------       --------
                                                        13,392          9,471
            Less - accumulated depreciation             (6,055)        (5,228)
                                                      --------       --------

                                                      $  7,337       $  4,243
                                                      ========       ========

      Depreciation expense approximated $827,000, $619,000 and $563,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

4.    OTHER ASSETS

Other assets consist of the following:

                                                     December 31
                                                    (in thousands)
                                                  2002         2001
                                                 ------       ------
            Music copyrights, net of
            accumulated amortization             $1,316       $1,490
            Deferred tax assets                     746          642
            Loan financing cost                     569          615
            Cash surrender value of
            life insurance                          309          225
            Intangible asset, net of
            accumulated amortization              4,958            0
            Other                                   339           84
                                                 ------       ------
                                                 $8,237       $3,056
                                                 ======       ======

      The music copyrights are being amortized over their future estimated useful lives, which is approximately fifteen years. Accumulated amortization at December 31, 2002 and December 31, 2001 was approximately $1,317,759 and $1,143,000, respectively.

5.    ACQUISITIONS

      On June 28, 2002, the Company purchased all assets and assumed the outstanding liabilities of M2 Communications, L.L.C. The Company paid, net of cash acquired, $4.8 million to complete the transaction. The transaction was funded partly from operating cash and the issuance of $3 million additional debt through the Company's credit facility. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, fixed assets and intangibles.

      The following pro-forma information presents the results of operations of the Company as if the acquisition of M2 Communications, L.L.C. had been completed as of January 1, 2002 and January 1, 2001, respectively (in thousands, except per share data):

                      For the Year Ended December 31, 2002

                                          As Reported     Pro-Forma (unaudited)
                                          -----------     ---------------------
            Net Sales                     $   66,345           $   72,046
            Net Income                    $    2,216           $    2,556
            Basic EPS                     $     0.40           $     0.46
            Diluted EPS                   $     0.37           $     0.43

                      For the Year Ended December 31, 2001

                                          As Reported     Pro-Forma (unaudited)
                                          -----------     ---------------------
            Net Sales                     $   70,958           $   75,458
            Net Income                    $    2,811           $    2,547
            Basic EPS                     $     0.50           $     0.45
            Diluted EPS                   $     0.45           $     0.41

6.    DEBT

      The Company's financing agreement in effect through April 25, 2001 included a revolving credit facility and a term loan that were payable through August 2002. On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and a $14 million term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria Creditanstalt. In connection with the early extinguishment of the previous facility, the Company recorded a $312,000 charge related to the write-off of unamortized financing costs. At December 31, 2002, there was $0 million outstanding under the line of credit and $9.4 million outstanding under the term loan. At December 31, 2001, there was $0 outstanding under the line of credit and $4.9 million outstanding under the term loan with LaSalle Bank N.A. The loan with LaSalle carries an interest rate of 4.75%.

      At December 31, 2002, the Company had approximately $6.0 million of available funds under the line of credit and $2.6 million available under the term loan with LaSalle. Of the $14 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for the warrant repurchase described below, and $3.1 million expired, leaving $4.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001, after extension of the original expiration date of October 22, 2001, due to time and use restrictions as detailed in the original credit agreement. On March 30, 2002, the Company amended its original agreement with LaSalle Bank N.A. to restore $1.6 million of the $3.1 million facility that expired on December 19, 2001. On June 28, 2002, the facility was also amended to increase the available borrowings under the term loan by $3 million. On June 28, 2002, the Company then used this additional $3 million to partially fund the acquisition of M2 Communications, L.L.C.

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

      The line of credit and term loan with LaSalle contain restrictive covenants with respect to the Company, including, among other things, limitations on the payments of dividends, the incurrence of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company's assets are pledged as collateral for these loans.

Aggregate principal maturities of long-term debt at December 31, 2002 are as follows:

                                                  Total
                                                  -----
            Fiscal Year                       (in thousands)
            -----------                       --------------
                2003                              $2,690
                2004                               2,690
                2005                               2,690
                2006                                 672
                                                  ------
                                                  $8,742
                                                  ======

      At December 31, 2002, approximately $568,678, net of accumulated amortization of $262,299, of loan issuance costs are being amortized over the term of the debt agreements.

7.    INCOME TAXES

      The components of the provision for income taxes for the three years ended December 31, 2002 are as follows:

                                                   Year Ended December 31,
                                                        (in thousands)
                                                2002         2001         2000
                                              -------      -------      -------
            Current provision
               Federal                        $ 1,260      $   973      $   861
               State                              339          274          129
                                              -------      -------      -------
                                                1,599        1,247          990
                                              -------      -------      -------
            Deferred provision (benefit)
               Federal                           (302)         374         (345)
               State                              (34)          11          (45)
                                              -------      -------      -------
                                                 (336)         385         (390)
                                              -------      -------      -------
            Total provision (benefit)         $ 1,263      $ 1,632      $   600
                                              =======      =======      =======


      The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

                                                                     December 31,
                                                             2002         2001         2000
                                                          -------      -------      -------
            Income tax provision at statutory rates       $ 1,269      $ 1,653      $   845
            State tax provision, net of federal taxes         157          140           59
            Nondeductible expenses                             12           67           56
            Foreign tax impacts                               (42)        (144)        (260)
            Other, net                                         27           26         (100)
            Foreign tax credit                               (160)        (390)           0
            Deferred tax adjustment                             0          280            0
                                                          -------      -------      -------
            Provision of (benefit) for income taxes
            before extraordinary item                     $ 1,263      $ 1,632      $   600
                                                          =======      =======      =======

      Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                             December 31
                                                           2002         2001
                                                        -------      -------
            Deferred assets
               Foreign and state net operating loss
               carryforwards                            $   155      $    25
               Reserves for returns and
               allowances, net                            1,095          982
               Impairment of building and
               Depreciation                                 450          450
               Stock based compensation                      62          205
               Non compete agreement                        215          211
               Other                                          0           18
                                                        -------      -------
                                                          1,977        1,891
                                                        -------      -------
            Deferred tax liabilities
               Prepaid marketing expenses                  (373)        (477)
               Returns                                     (283)        (548)
               Other                                       (264)        (145)
                                                        -------      -------
                                                           (920)      (1,170)
                                                        -------      -------

            Net deferred tax asset                        1,057          721
            Current portion                                (417)         (79)
                                                        -------      -------
            Long term portion                           $   640      $   642
                                                        =======      =======

8.    EMPLOYEE BENEFITS

      The Company maintains a non-contributory defined contribution Profit Sharing Plan (the "Plan") covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined. The Company did not make contributions to the Plan during the years ended December 31, 2002 or 2001 as contributions are at the discretion of the Board of Directors.

      The Company also provides a qualifying 401k Plan ("401k Plan") covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company's Board of Directors. The Company contributed approximately $160,840, $144,000 and $125,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The Board of Directors amended the 401(k) Plan in 1997 to include qualified non-elective contributions to satisfy minimum contributions.

9.    RELATED PARTY TRANSACTIONS

      One of the Company's exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $378,000, $420,000 and $385,000 for the three years ended December 31, 2002, 2001 and 2000, respectively. Amounts due to the officer at December 31, 2002 and 2001 approximate $158,898 and $84,500, respectively. Due from this officer at December 31, 2002 and 2001 was $0 and $26,500, respectively, advanced against future royalties.

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

      The Company has determined that its reportable segments are those that are based on the Company's distribution channels. These distribution channels are Retail, Direct-to-Consumers, International, Book Publishing and Other channels. The Retail channel primarily represents sales to Christian bookstores, special event sales and sales of choral products through third party distributors, and sales to the general retail market. The Direct-to-Consumer channel primarily represents sales from direct mail programs, and also includes Internet sales and sales direct to churches, including through the Company's hymnal joint venture. The International channel represents all transactions with foreign entities, whether they are shipped from the US or one of the Company's three foreign subsidiaries. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Other channels segment includes copyright revenue from the song catalog and other small distribution sales.

      The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net revenues and operating income before taxes. Intersegment sales are not significant.

      Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                             2002          2001          2000
                                                           --------      --------      --------
      NET SALES
      Direct-to-consumer                                   $ 16,009      $ 29,594      $ 16,012
      Retail                                                 33,291        33,401        25,960
      International                                           9,697         7,942         7,510
      Book publishing                                         4,123             0             0
      Other                                                   8,997         9,045         7,334
      Eliminations                                           (5,772)       (9,024)       (4,997)
                                                           --------      --------      --------
         Consolidated                                      $ 66,345      $ 70,958      $ 51,819
                                                           ========      ========      ========

      OPERATING PROFIT (BEFORE MINORITY INTEREST)
      Direct-to-consumer                                   $  1,789      $  5,811      $  2,990
      Retail                                                  5,299         7,041         4,362
      International                                           1,323         1,613         1,656
      Book publishing                                          (560)         (554)            0
      Other                                                   3,654           148           432
         Consolidated                                        11,505        14,059         9,440

      General corporate expense                               7,499         8,918         6,024
      Interest expense, net                                     273           281           932
                                                           --------      --------      --------

      Income before income taxes and minority interest     $  3,733      $  4,860      $  2,484
                                                           ========      ========      ========

      IDENTIFIABLE ASSETS
      Direct-to-Consumer                                   $  1,586      $  1,619      $  1,712
      Retail                                                      0             0             0
      International                                           4,601         3,541         3,126
      Book publishing                                         5,583           540             0
      Other                                                   1,316         1,490         1,665
      General corporate assets                               27,773        24,177        20,729
                                                           --------      --------      --------
         Total assets                                      $ 40,859      $ 31,367      $ 27,232
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

      The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company's international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):

                                         2002          2001          2000
                                       -------       -------       -------
      NET SALES
      United States                    $56,648       $63,016       $44,309
      Europe                             4,447         2,247         2,136
      Australia                          1,088         1,209           737
      Asia                                 806           944         1,179
      Latin America                        935         1,138         1,478
      Other                              2,421         2,404         1,980
                                       -------       -------       -------
                                       $66,345       $70,958       $51,819
                                       =======       =======       =======

      IDENTIFIABLE ASSETS
      United States                    $36,258       $27,826       $24,106
      Europe                             3,308         1,967         1,617
      Australia                            655           692           499
      Asia                                 638           882         1,010
                                       -------       -------       -------
                                       $40,859       $31,367       $27,232
                                       =======       =======       =======

11.   STOCKHOLDERS' EQUITY

      Each holder of the Company's Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except as to voting privileges. No dividends were declared or paid during the years ended December 31, 2002 and 2001.

12.   STOCK COMPENSATION PLANS

      The Company has several stock option plans that provide for the granting of stock options to officers, employees and non-employee directors.

      The 1999 Long-term Incentive Plan (the "1999 LTIP") permits grants of not only incentive stock options, but also non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The 1999 LTIP is authorized to issue up to 400,000 shares of Class A Common Stock in connection with such awards. Under the 1999 LTIP, awards may not be granted at less than the market value at the date of the grant, and vesting terms are generally five years. At December 31, 2002, there were 397,722 options outstanding under the 1999 LTIP. No further options will be granted under the 1999 LTIP.

      On November 2, 2001, Integrity's Board of Directors adopted the Integrity Incorporated 2001 Long-Term Incentive Plan (the "2001 LTIP"). The 2001 LTIP became effective as of its approval by the Board of Directors and was approved at Integrity's Annual Meeting of Stockholders in May 2002. The 2001 LTIP permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The Company has reserved for issuance upon the grant or exercise of awards pursuant to this plan 400,000 shares of authorized but unissued shares of Class A Common Stock. At December 31, 2002, there were 50,000 shares of Class A restricted stock outstanding under the 2001 LTIP. There are 350,000 shares available for grants under the 2001 LTIP.

      Prior to the approval of the 1999 LTIP, the Company had the 1994 Stock Option Plan (the "1994 Plan") for employees and officers. Under the 1994 Plan, 243,244 options were outstanding at December 31, 2002. No further options will be granted under the 1994 Plan.

      The 1994 Stock Option Plan for Outside Directors (the "1994 Directors' Plan"), granted 1,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. At December 31, 2002, there were 5,000 options outstanding under the 1994 Directors Plan. No further options will be granted under the 1994 Directors' Plan.

      On February 15, 2002, Integrity's Board of Directors adopted the Integrity Incorporated 2002 Stock Option Plan for Outside Directors (the "2002 Directors' Plan"). The 2002 Directors' Plan became effective as of its approval at the Company's Annual Meeting of Stockholders in May 2002. The 2002 Directors' Plan awards 5,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. At December 31, 2002, there were 20,000 options outstanding under the 2002 Directors' Plan and there were 40,000 shares available for grants.

      The Executive Stock Purchase Plan permits certain employees to purchase shares of common stock from the Company. Under this Plan, there are 50,000 shares of Class A common stock reserved at December 31, 2002.

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

      The Company accounts for stock-based compensation plans under APB 25, "Accounting for Stock Issued to Employees". As a result, the Company has recognized compensation expense only for the 1995 Cash Incentive Plan discussed above. The Company is not required to recognize compensation expense for the other option plans as the exercise price is equal to, or greater than, the fair market value at the date of grant. The Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation: (FAS 123)". Had compensation cost for the Company's stock - based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123 and if these values had been recorded in the statement of operations, the Company's net income and per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2002, 2001 and 2000, respectively.

                                           2002         2001        2000
                                           ----         ----        ----
           Net income   As reported     $2,216,000   $2,811,000  $1,696,000
                        Pro forma       $2,030,000   $2,598,000  $1,495,000

           Basic EPS    As reported     $     0.40         0.50        0.30
                        Pro forma       $     0.36         0.46        0.27

           Diluted EPS  As reported     $     0.37         0.45        0.28
                        Pro forma       $     0.34         0.42        0.25

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively: Dividend yields of 0%, expected volatility of 50% each year, risk-free interest rates that approximate the yield of a five year government bond, and a specific vesting period for each option. The weighted-average fair value of options granted is $3.18, $2.02 and $1.88 for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted-average remaining contractual life for all options outstanding is 5.39 years.

      The following table summarizes the changes in the number of shares under option:

                              EXERCISE PRICE RANGES

                                                                                                     Weighted
                                                                                           Total     average
                                                                                          shares      option
                                                  $0.50        $2.01         $5.01         under      price
                                                to $2.00     to $5.00      to $10.00      option    per share
                                                --------     --------      ---------      ------    ---------
   Outstanding at 12/31/99                      185,027       306,000         9,000       500,027      2.84
   Granted                                            0       131,722             0       131,722      2.87
   Exercised                                     (5,000)            0             0        (5,000)     1.75
   Forfeited                                          0             0        (2,000)       (2,000)     6.50
                                                -------      --------      --------      --------
   Outstanding at 12/31/00                      180,027       437,722         7,000       624,749      2.82
   Granted                                            0         4,000             0         4,000      4.35
   Exercised                                    (59,000)       (7,000)       (1,000)      (67,000)     2.02
   Forfeited                                          0        (2,000)            0        (2,000)     2.88
                                                -------      --------      --------      --------
   Outstanding at 12/31/01                      121,027       432,722         6,000       559,749      2.96
   Granted                                            0             0        20,000        20,000      7.00
   Exercised                                    (13,783)            0             0       (13,783)     1.75
   Forfeited                                          0             0             0             0         0
                                                -------      --------      --------      --------
   Outstanding at 12/31/02                      107,244       432,722        26,000       565,966      3.13
                                                =======      ========      ========      ========
   Exercisable at 12/31/02                      107,244       276,890        26,000       410,134      2.77
                                                =======      ========      ========      ========
   Plan shares available for future grants                                                390,000
                                                                                         ========

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

13.   COMMITMENTS AND CONTINGENCIES

      On June 28, 2002, the Company entered into a commitment with a related party requiring the payments of $250,000, $750,000, $750,000 and $750,000 in
2006, 2007, 2008 and 2009, respectively. Such payments are contingent upon the continuing employment of this party.

      The Company is subject to legal proceedings and other claims that may arise in the ordinary course of business. However, the Company is not party to any material legal proceedings. The Company's commitments under lease agreements are not significant.

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        2002
                                                 Three Months Ended
                                       (in thousands, except per share data)
                                   Mar 31        Jun 30       Sep 30       Dec 31
                                   ------        ------       ------       ------
   Net sales                      $ 15,396     $ 11,831      $ 22,582     $ 16,536
   Gross profit                      7,219        6,835        11,371        8,742
   Net income                          345         (118)        1,404          585
   Basic earnings per share       $   0.06     $  (0.02)     $   0.25     $   0.11
   Diluted earnings per share     $   0.06     $  (0.02)     $   0.23     $   0.10


                                                     2001
                                               Three Months Ended
                                     (in thousands, except per share data)
                                  Mar 31      Jun 30      Sep 30      Dec 31
                                  ------      ------      ------      ------
   Net sales                      $20,894     $16,883     $17,926     $15,255
   Gross profit                     8,274       7,818       8,560       8,217
   Net income                       1,309         505         668         329
   Basic earnings per share       $  0.23     $  0.09     $  0.12     $  0.06
   Diluted earnings per share     $  0.21     $  0.08     $  0.10     $  0.05


2.    FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedules of the Company are set forth herewith:

                              INTEGRITY MEDIA, INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                    Additions
                                   Charged to
                                   Balance at     costs and                   Balance at
        Description              Beg. Of Period    expenses  Deductions (1)  end of Period
        -----------              --------------    --------  --------------  -------------
2000
   Allowance for returns and
   doubtful accounts                  1,108         4,826        (4,693)         1,241

2001
   Allowance for returns and
   doubtful accounts                  1,241         6,707        (6,160)         1,788

2002
   Allowance for returns and
   doubtful accounts                  1,788         7,233        (6,606)         2,415


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

    10.1        Agreement dated as of June 1, 1994, by and between Integrity
                Music, Inc. and LCS Industries, Inc. (Portions of the foregoing have been granted confidential treatment.) (incorporated by reference from Exhibit 10.13 to the Registrant's Registration
                Statement on Form S-2 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994). 10.2 Form of Continuity Club Membership Agreement (incorporated by reference from Exhibit 10.25 to the Registrant's Registration Statement on
                Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.3        Product Distribution Agreement by and between Integrity
                Incorporated and Word, Inc., dated as of January 1, 2000 (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999).

    10.4        Amendment to Product Distribution Agreement dated as of January
                1, 2000, by and between Integrity Incorporated and Word, Inc., a division of Warner Music Group Inc., amendment effective as of January 1, 2002. (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit
                10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.5 Asset Purchase Agreement by and between Integrity Incorporated and Idea Entertainment, Inc. dated as of November 19, 1999.
                (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1999).

    10.6        Product Development and Co-Branding Agreement dated January 10,
                2000 by and between Integrity Incorporated and Time Life, Inc.
                (the foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for he year ended
                December 31, 2000).

    10.7        Product Distribution Agreement between Integrity Media, Inc. and
                Sony Music Entertainment, dated March 4, 2002, effective January
                1, 2002. (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit
                10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

    10.8        Credit Agreement dated April 25, 2001 by and between Integrity
                Incorporated and LaSalle Bank National Association (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 2001)

    10.9        Intellectual Property Security Agreement dated April 25, 2001 by
                Integrity Incorporated in favor of LaSalle Bank National
                Association (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 2001)

    10.10       Security and Pledge Agreement dated April 25, 2001 by Integrity
                Incorporated in favor of LaSalle Bank National Association
                (incorporated by reference from Exhibit 10.3 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended March 31,
                2001)

    10.11 First Amendment to Credit Agreement dated June 15, 2001 by and between Integrity Incorporated and LaSalle Bank National
                Association (incorporated by reference from Exhibit 10.6 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001)

    10.12 Warrant Repurchase Agreement dated September 26, 2001, by and between Integrity Incorporated and Bank Austria AG, Grand Cayman
                Branch (incorporated by reference from Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2001)

    10.13       Lease dated August 24, 2001 by and between Park Center
                Partnership II and Integrity Incorporated (incorporated by reference from Exhibit 10.10 to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 2001)

    10.14       Second Amendment to Credit Agreement by and between Integrity
                Incorporated and LaSalle Bank National Association, dated March
                30, 2002 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 2002).

    10.15       LLC Interest Purchase Agreement by and between Integrity Media,
                Inc. and Jeffory Moseley, Carmen Moseley and the Jeff and Carmen
                Moseley Charitable Remainder Unitrust, for the purchase of M2
                Communications, L.L.C., dated June 28, 2002 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

    10.16       Stock Purchase Agreement between Integrity Incorporated and
                Elizabeth Ann Williamson for the purchase of Enlight, Inc., dated April 5, 2002 (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

    10.17       Third Amendment to Credit Agreement by and between Integrity
                Media, Inc., Integrity Publishers, Inc., M2 Communications,
                L.L.C., and LaSalle Bank National Association, dated June 28,
                2002 (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 2002).

    10.18       Security and Pledge Agreement by and between Integrity
                Publishers, Inc., and LaSalle Bank National Association, dated
                March 30, 2002 (incorporated by reference from Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

    10.19       First Amendment to Security and Pledge Agreement by and between
                Integrity Publishers, Inc., and LaSalle Bank National
                Association, dated June 28, 2002 (incorporated by reference from
                Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

    10.20       First Amendment and Second Supplement to Security and Pledge
                Agreement by and between Integrity Media, Inc. and LaSalle Bank
                National Association, dated June 28, 2002 (incorporated by reference from Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

    10.21 Security and Pledge Agreement by M2 Communications, L.L.C., in favor of LaSalle Bank National Association, dated June 28, 2002
                (incorporated by reference from Exhibit 10.9 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 20,
                2002).

    10.22       Fourth Amendment to Credit Agreement, by and between Integrity
                Media, Inc., Integrity Publishers, Inc., M2 Communications,
                L.L.C., Integrity Direct LLC, and LaSalle Bank National
                Association, dated December 31, 2002.

    10.23 Security and Pledge Agreement by Integrity Direct, LLC, in favor of LaSalle Bank National Association, dated December 31, 2002.

    10.24       Third Supplement to Security and Pledge Agreement by and between
                Integrity Media, Inc. and LaSalle Bank National Association, dated December 31, 2002.

    10.25       Fifth Amendment to Credit Agreement, by and between Integrity
                Media, Inc., Integrity Publishers, Inc., M2 Communications,
                L.L.C., Integrity Direct, LLC and LaSalle Bank National
                Association, dated March 26, 2003.

    10.26       Sixth Amendment to Credit Agreement, by and between Integrity
                Media, Inc., Integrity Publishers, Inc., M2 Communications,
                L.L.C., Integrity Direct, LLC and LaSalle Bank National
                Association, dated March 31, 2003.

                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    10.27       1994 Management Incentive Plan (incorporated by reference from
                Exhibit 10.43 to the Registrant's Registration Statement on Form
                S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.28 Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference) from Exhibit 4(c) to the Registrant's Registration
                Statement on Form S-8 (File No. 33-86126) filed on November 7,
                1994).

    10.29       Form of Stock Option Agreement under the Integrity Music, Inc.
                Long-Term Incentive Plan (incorporated by reference from Exhibit
                10.45 to the Registrant's Registration Statement on Form S-1
                (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.30       Integrity Music, Inc. 1994 Stock Option Plan for Outside
                Directors (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                33-86128) filed on November 7, 1994).

    10.31       Integrity Media, Inc. 2002 Stock Option Plan for Outside
                Directors (incorporated by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended
                December 31, 2001).

    10.32 Form of Indemnification Agreement (incorporated by reference from Exhibit 10.47 to the Registrant's Registration Statement on
                Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

    10.33 Integrity Music, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration
                Statement on Form S-8 (File No. 33-84584) filed on September 29,
                1994).


    10.34 Integrity Music, Inc. 401(k) Employee Savings Plan (incorporated by reference from Exhibit 10.50 to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended March 31, 1995).

    10.35       Amendment Number three to the Integrity Music, Inc. 401(k)
                Employee Savings Plan, dated as of April 2, 1997 (incorporated by reference from Exhibit 10.29 to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended March 31, 1997).

    10.36       Defined Contribution Master Plan and Trust Agreement relating to
                Non-Standardized Profit Sharing Plan (incorporated by reference from Exhibit 10.51 to the Registrant's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1995).

    10.37 Form of Key Employee Change in Control Agreement (incorporated by reference from Exhibit 10.33 to the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1995).

    10.38 Integrity Incorporated 1995 Cash Incentive Plan (incorporated by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.39 Integrity Incorporated Severance Agreement (incorporated by reference from Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.40       Amendment to the Integrity Music, Inc. 1994 Employee Stock
                Purchase Plan as approved on August 6, 1999 (incorporated by reference from Exhibit 10.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    10.41 Integrity Incorporated 1999 Long-Term Incentive Plan, as approved by the Stockholders of the Corporation on May 7, 1999
                (incorporated by reference from Exhibit 10.1 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1999).

    10.42 Integrity Incorporated 2001 Long-Term Incentive Plan, adopted by the Board of Directors of Integrity Media, Inc. on November 2,
                2001 (incorporated by reference from Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 2001)

    10.43       Employment Agreement by and among Integrity Incorporated and
                Jerry Weimer dated as of March 28, 1996 (incorporated by reference from Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.44       Employment Agreement by and among Integrity Incorporated and
                Donald Moen effective as of October 1, 2001 (incorporated by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.45       Employment Agreement dated June 1, 2001 by and between Integrity
                Incorporated and Byron Williamson (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2001)

    10.46       Key Employee Change In Control Agreement dated June 1, 2001 by and between Integrity Incorporated and Byron Williamson
                (incorporated by reference from Exhibit 10.5 to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2001)

    10.47       Employment Agreement dated October 29, 2001 by and between
                Integrity Incorporated and Danny McGuffey (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

    10.48 Key Employee Change in Control Agreement dated October 29, 2001 by and between Integrity Incorporated and Danny McGuffey
                (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

    10.49       Employment Agreement by and among Integrity Media, Inc. and
                Jeffory Moseley, dated June 28, 2002 (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2002).

    10.50       Executive Nonqualified "Excess" Plan, by Integrity Media, Inc.
                and Executive Benefit Services, Inc., effective as of December
                1, 2002

    11          Statement of Computation of Per Share Earnings

    21          Subsidiaries of the Registrant

    23          Consent of Independent Accountant

    99.1        Certification of Chief Financial Officer of Integrity Media,
                Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

    99.2        Certification of Chief Executive Officer of Integrity Media,
                Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed for the year ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

                                          INTEGRITY MEDIA, INC.



                                          By:    /s/ P. Michael Coleman
                                                 ----------------------
                                          P. Michael Coleman
                                          Chairman, President and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2003.

       Signature                                    Title
 /s/ P. Michael Coleman
-----------------------
   P. Michael Coleman        Chairman, President and Chief Executive Officer
                             (Principal Executive Officer)

/s/ Donald S. Ellington
-----------------------
  Donald S. Ellington        Senior Vice President of Finance and Administration
                             (Principal Financial and Accounting Officer)

  /s/ Jean C. Coleman
-----------------------
    Jean C. Coleman          Director

  /s/ William A. Jolly
-----------------------
    William A. Jolly         Director

 /s/ Charles V. Simpson
-----------------------
   Charles V. Simpson        Director

 /s/ Heeth Varnedoe III
-----------------------
   Heeth Varnedoe III        Director

 /s/ Jimmy M. Woodward
-----------------------
   Jimmy M. Woodward         Director

                                 CERTIFICATIONS

      I, P. Michael Coleman, Chairman, President and Chief Executive Officer of Integrity Media, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Integrity Media, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                             /s/ P. Michael Coleman
                 -----------------------------------------------
                               P. Michael Coleman
                 Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

      I, Donald S. Ellington, Senior Vice President of Finance and Administration of Integrity Media, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Integrity Media, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                             /s/ Donald S. Ellington
               ---------------------------------------------------
                               Donald S. Ellington
               Senior Vice President of Finance and Administration