Form 10-Q
period 2003-03-31
INTEGRITY MEDIA INC
filed 2003-05-15
CIK 922865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended March 31, 2003


                          Commission File No. 000-24134


                              INTEGRITY MEDIA, INC.
                              ---------------------
             (Exact name of Registrant as Specified in its Charter)


          Delaware                                      63-0952549
--------------------------------------     ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


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

Yes  [ ]       No  [X ]

         The number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2003, the latest practicable date, was as follows:

            Class                                   Outstanding
            -----                                   -----------
Class A Common Stock, $0.01 par value                2,314,783
Class B Common Stock, $0.01 par value                3,435,000

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              INTEGRITY MEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                            Mar 31, 2003    Dec 31, 2002
                                                                                  ------------    -----------
                                                                                  (Unaudited)
Current Assets
   Cash                                                                             $  5,181         $  4,821
   Trade receivables, less allowance for returns and doubtful accounts
   of $2,287 and $2,415                                                                7,040            6,842
   Other receivables                                                                     154               67
   Inventories                                                                         5,527            5,191
   Other current assets                                                                4,416            4,558
                                                                                    --------         --------
      Total current assets                                                            22,318           21,479

Property and equipment, net of accumulated depreciation of $6,248 and $6,055           8,703            7,337
Product masters, net of accumulated amortization of $20,200 and $19,387                3,880            3,806
Other assets                                                                           8,140            8,237
                                                                                    --------         --------
      Total assets                                                                  $ 43,041         $ 40,859
                                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                                $  2,690         $  2,690
   Line of Credit                                                                        500                0
   Accounts payable and accrued expenses                                               4,319            5,298
   Royalties payable                                                                   6,443            6,256
   Other current liabilities                                                           2,462              997
                                                                                    --------         --------
      Total current liabilities                                                       16,414           15,241

Long-term debt                                                                         6,988            6,780
Other long-term liabilities                                                              268              179
                                                                                    --------         --------
      Total liabilities                                                               23,670           22,200
                                                                                    --------         --------

Commitments and contingencies

Minority interest                                                                        665              606
                                                                                    --------         --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none
   issued and outstanding                                                                  0                0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
   2,364,783 shares issued and outstanding                                                24               24
   Class B common stock, $.01 par value, 10,500,000 shares
   authorized; 3,385,000 shares issued and outstanding                                    34               34
   Additional paid-in capital                                                         12,956           12,956
   Unearned compensation                                                                (452)            (479)
   Retained earnings                                                                   5,968            5,452
   Equity adjustments from foreign translation                                           176               66
                                                                                    --------         --------
      Total stockholders' equity                                                      18,706           18,053
                                                                                    --------         --------
         Total liabilities and stockholders' equity                                 $ 43,041         $ 40,859
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

                              INTEGRITY MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                           2003               2002
                                                         -------            -------
Net sales                                                $18,560            $15,396
Cost of sales                                              9,619              8,177
                                                         -------            -------
Gross profit                                               8,941              7,219

Marketing and fulfillment expenses                         3,218              2,744
General and administrative expenses                        4,695              3,746
                                                         -------            -------
   Income from operations                                  1,028                729

Other expenses
   Interest expense, net                                     102                 43
   Other expenses                                             21                 54
                                                         -------            -------
   Income before minority interest and taxes                 905                632

Provision for income taxes                                   329                212
Minority interest, less applicable taxes                      60                 75
                                                         -------            -------
Net income                                               $   516            $   345
                                                         =======            =======

Adjustments to determine comprehensive income
Foreign currency translation adjustments                     110                 67
                                                         -------            -------
Comprehensive income                                     $   626            $   412
                                                         =======            =======

Net income per share - Basic                             $  0.09            $  0.06
                                                         =======            =======

Net income per share - Diluted                           $  0.09            $  0.06
                                                         =======            =======

Weighted average number of shares outstanding
   Basic                                                   5,599              5,585
   Diluted                                                 5,954              6,006

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INTEGRITY MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 Three Months ended March 31
                                                                                 ---------------------------
                                                                                   2003                2002
                                                                                 -------             -------
Cash flows from operating activities
Net income                                                                       $   516             $   345
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                     486                 289
   Amortization of product masters                                                   813                 914
   Minority interest                                                                  59                  75
   Stock compensation                                                                 27                  28
   Extraordinary loss on debt extinguishment                                           0                   0
   Changes in operating assets and liabilities, net of the effects
   from purchase of Sarepta Music (Pty) Ltd                                            0
       Trade receivables (net)                                                       (80)                380
       Other receivables                                                             (87)                  3
       Inventories                                                                  (196)                 24
       Other assets                                                                 (358)                518
       Accounts payable, royalties payable and
       Accrued expenses                                                             (570)               (339)
       Other current and non current liabilities                                   1,550              (1,575)
                                                                                 -------             -------
Net cash provided by operating activities                                          2,160                 662
                                                                                 -------             -------
Cash flows from investing activities
   Purchases of property and equipment                                            (1,552)               (293)
   Payments for product masters                                                     (889)             (1,085)
   Purchase of Sarepta Music (Pty) Ltd                                              (191)                  0
                                                                                 -------             -------
Net cash used in investing activities                                             (2,632)             (1,378)
                                                                                 -------             -------
Cash flows from financing activities
   Net borrowings (repayments) under line of credit                                  500                   0
   Proceeds from issuance of stock                                                     0                   0
   Principal payments of long-term debt                                             (678)               (376)
   Borrowings under term facility                                                    900                   0
   Distributions to joint venture partner                                              0                   0
                                                                                 -------             -------
      Net cash provided by (used in) financing activities                            722                (376)
                                                                                 -------             -------
Effect of exchange rate changes on cash                                              110                  67
                                                                                 -------             -------
Net increase (decrease) in cash                                                      360              (1,025)
Cash, beginning of year                                                            4,821               6,854
                                                                                 -------             -------
Cash, end of period                                                              $ 5,181             $ 5,829
                                                                                 =======             =======
Supplemental disclosures of cash flow information
   Interest paid                                                                 $   105             $    57
   Income taxes paid                                                             $     0             $   148

Supplemental disclosure of non-cash investing activities:
On March 31, 2003, the Company purchased Sarepta Music (Pty) Ltd. In conjunction with the purchase, the Company assumed all outstanding assets and liabilities as of the purchase date. The Company is in the process of completing the final valuation of this transaction. This should be completed during the second quarter of 2003.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INTEGRITY MEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

         Integrity Media, Inc. (the "Company") is a media/communications company that produces, publishes and distributes Christian music, books and related products. The Integrity Music Group consists of two areas: Integrity Music, the leader in Praise and worship music, and M2 Communications, a Christian artist label. The Integrity Music Group's product formats include cassettes, compact discs, videos, DVDs and printed music. Integrity Music produces Praise and Worship music in different musical styles for specific audiences such as live worship music, gospel music and children's music. M2 Communications produces Adult Contemporary/Pop music by several well-known Christian artists. The Integrity Music Group sells all music-related products and Integrity Publishers, Inc. sells all book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

         Integrity Music Europe Limited was formed in 1988, Integrity Media Australasia Pty Ltd (formerly Integrity Music PTY Limited) was formed in 1991, Integrity Media Asia Pte Ltd was formed in 1995, and Sarepta Music (Pty) Ltd was acquired in March 2003. These subsidiaries serve to expand the Company's presence in Western Europe, Australia and New Zealand, Singapore and South Africa, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company's ability to control the venture, the Company consolidates the venture and Word Entertainment's interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division began shipping its first books in the third quarter of 2002. Enlight, Inc. was purchased in March 2002 to acquire certain book publishing trademarks and domain names. M2 Communications L.L.C., an artist-based, independent Christian music company, was purchased in June 2002. Integrity Direct, LLC, was formed December 31, 2002, to create a smoother interaction between the Company and its direct sales to churches and individuals.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K. The unaudited condensed financial information has been prepared in accordance with the Company's customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of results for the interim period, have been included.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

         Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         For a summary of the Company's significant accounting policies, please see the financial statements for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K.

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

         In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 had no effect on the Company's financial position, results of operations or cash flows.

         In April 2002, FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, as well as, amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has adopted SFAS 145, and the extraordinary item in 2001 has been reclassified into operations.

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

         The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the three months ended March 31, 2003 and March 31, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

         SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan. The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 13 using the Black-Scholes option-pricing model are shown below:


                                                           THREE MONTHS ENDED MARCH 31
                                                              2003                  2002

Net Income (Loss) - as reported                             $   516            $   345

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                          $    46            $    46
                                                            -------            -------

Pro forma net income (loss)                                 $   470            $   299
                                                            =======            =======

Net income (loss) per share:
Basic - as reported                                         $  0.09            $  0.06
Diluted - as reported                                       $  0.09            $  0.06
Basic - proforma                                            $  0.08            $  0.05
Diluted - proforma                                          $  0.08            $  0.05


NOTE 2 - LONG TERM DEBT

         On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3 million mortgage term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria. Of the $11 million initial term facility, $3.0 million was used to pay-off its previous credit facility with Bank Austria, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, this additional $3.0 million was then used to partially fund the acquisition of M2 Communications. On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At March 31, 2003, the Company had available borrowings of $5.5 million under the line of credit, $2.2 million available under the mortgage term loan, and zero under the secured term loan. At March 31, 2003 there was $500,000 outstanding under the line of credit, $7.1 million outstanding under the secured term loan, and $2.6 million outstanding under the mortgage term loan. At December 31, 2002, there was zero outstanding under the line of credit, $7.6 million outstanding under the secured term loan, and $1.8 million outstanding under the mortgage term loan.

         During the first quarter of 2003, the Company amended its credit facility with LaSalle Bank. The Company is in compliance with all covenants as of March 31, 2003.

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:


                                                              Three Months Ended March 31
NET SALES                                                      2003                2002
                                                            ----------          ----------
Retail                                                      $  8,239             $  6,953
Direct to Consumer                                             3,934                4,870
International                                                  2,257                2,283
Book Publishing                                                2,073                    0
Other                                                          3,092                2,682
Eliminations                                                  (1,035)              (1,392)
                                                            --------             --------
   Consolidated                                             $ 18,560             $ 15,396
                                                            ========             ========

OPERATING PROFIT (BEFORE MINORITY INTEREST)
Retail                                                      $  1,420             $  1,424
Direct to Consumer                                               750                  557
International                                                    304                  410
Book Publishing                                                   23                 (337)
Other                                                            834                  672
Eliminations                                                       0                    0
                                                            --------             --------
   Consolidated                                                3,331                2,726

General corporate expense                                     (2,324)              (2,051)
Interest expense, net                                           (102)                 (43)
                                                            --------             --------

Income before income taxes and minority interest            $    905             $    632
                                                            ========             ========

NOTE 4 - PURCHASE TRANSACTION

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

         The following pro-forma information presents the results of operations of the Company as if the acquisition of M2 Communications, L.L.C. had been completed as of January 1, 2002 and January 1, 2001, respectively (in thousands, except per share data):

                                     For the Three Months Ending March 31, 2002
                                     ------------------------------------------
                                                    As Reported                   Pro-Forma (unaudited)
                                                    -----------                   ---------------------
           Net Sales                                   $15,396                           $18,954
           Net Income                                  $   345                           $   666
           Basic EPS                                   $  0.06                           $  0.12
           Diluted EPS                                 $  0.06                           $  0.11

                                        For the Year Ended December 31, 2002
                                     ------------------------------------------
                                                    As Reported                   Pro-Forma (unaudited)
                                                    -----------                   ---------------------
           Net Sales                                   $66,345                           $72,046
           Net Income                                  $ 2,216                           $ 2,556
           Basic EPS                                   $  0.40                           $  0.46
           Diluted EPS                                 $  0.37                           $  0.43

         On March 31, 2003, the Company purchased all assets and assumed the outstanding liabilities of Sarepta Music (Pty) Ltd. The Company paid, net of cash acquired, $191,000 to complete the transaction. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, fixed assets and intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 2003 increased $3.2 million or 20.6% to $18.6 million as compared to $15.4 million for the three months ended March 31, 2002. The increase in net sales was due primarily to sales of $2.7 million by M2 Communications and sales of $2.1 million by Integrity Publishers. Neither M2 Communications, acquired in June 2002, nor Integrity Publishers, formed in August 2001, had revenues in the prior year period ended March 31, 2002. Also contributing to the increase were sales of Integrity's iWorship products, released in the fourth quarter 2002, which contributed $700,000 to sales in the first quarter of 2003. The first Integrity iWorship album was certified Gold by the Recording Industry Association of America in January 2003, less than three months after release. Negatively impacting sales for the quarter was the decline in Songs4Worship sales, which decreased 44% or $1.9 million from $4.3 million in the first quarter of 2002 to $2.4 million in the first quarter of 2003.

         Sales in the Retail segment increased $1.3 million or 18.5% to $8.2 million for the three months ended March 31, 2003, compared to $7.0 million in the same period in 2002. The increase was due primarily to sales of Integrity's iWorship products and sales by M2 Communications, which are recorded in this segment. The primary areas negatively impacting sales for the quarter compared to 2002 were decreases of $760,000 of Songs4Worship retail sales, decreases of $453,000 in special markets and partnership sales, and decreases of $316,000 in WoW Worship product sales. The Company has experienced a decline in retail sales at the beginning of the second quarter of 2003, due to the outbreak of the Iraqi war and overall economic conditions. Management cannot predict how long this softness will continue or the overall financial impact for the remainder of 2003.

         Sales in the Direct to Consumer segment decreased $936,000 or 19.2% to $3.9 million for the three months ended March 31, 2003, compared to $4.9 million in the same period in 2002. The decrease was due to a decrease of $1.1 million in Songs4Worship sales.

         International sales were relatively flat at $2.3 million for the three months ended March 31, 2003 and 2002. Sales in Latin America and Singapore continue to be impacted by poor economic conditions in these markets. Management does not expect any significant economic improvements in these areas for the remainder of 2003.

         Book Publishing sales were $2.1 million for the three months ended March 31, 2003 compared to none for the prior year period. Integrity Publishers, the Company's book publishing subsidiary, was formed on June 29, 2001 and released its first catalog of 16 titles in the second half of 2002. Integrity Publishers' Spring 2003 release list includes titles by several popular Christian authors such as George Barna, Ravi Zacharias and David Jeremiah.

         Sales in the Other segment increased $410,000 or 15.3% to $3.1 million for the three months ended March 31, 2003, compared to $2.7 million in the same period in 2002. The increase in sales for the quarter ended March 31, 2003 compared to the same period in 2002 was due to increases in song copyright income. The Other segment includes revenues from licensing of the Company's song copyrights as well as certain expenses that are not charged to specific segments. These expenses include reductions in the carrying value of product masters as well as additions to the Company's reserves for product returns and inventory obsolescence.

         Gross profit increased $1.7 million or 23.9% to $8.9 million for the three months ended March 31, 2003, compared to $7.2 million for the same period in 2002 due primarily to the increase in sales for the quarter. Gross profit as a percentage of sales increased to 48.2% for the three-month period ended March 31, 2003 from 46.9% for the same period in 2002 mainly because of the higher margin sales of Integrity Publishers and the reduction of the low-margin Songs4Worship sales to Time Life.

         The gross profit percentage in the Retail segment increased to 44.3% for the three months ended March 31, 2003, from 43.0% in the same period in 2002. The gross margin percentage in the Direct to Consumer segment increased to 56.8% for the three-month period ended March 31, 2003, from 52.0% in the same period of 2002, due to the reduction in the lower margin Songs4Worship sales. The gross profit percentage in the International segment increased to 50.9% for the three-month period ended March 31, 2003, from 45.9% for the same period in 2002, due to product mix and the reduction in the lower margin Songs4Worship sales. In the Other segment, the gross profit percentage decreased to 29.1% for the three months ended March 31, 2003, from 29.6% for the same period in 2002.

         The following table shows the gross margin by operating segment:


                                                         Three Months Ended March 31,
Gross margin                                       2003                                 2002
                                          ------------------------              ---------------------
Retail                                             44.3%                               43.0%
Direct to Consumer                                 56.8%                               52.0%
International                                      50.9%                               45.9%
Book Publishing                                    53.0%                                 0
Other                                              29.1%                               29.6%
Eliminations                                       8.5%                                10.6%
                                          ------------------------              ---------------------
Consolidated                                       47.9%                               46.9%

         Marketing and fulfillment expenses increased $474,000 or 17.3% to $3.2 million or 17.3% of net sales for the three months ended March 31, 2003, as compared to $2.7 million or 17.8% of net sales for the same period in 2002. The increase in marketing and fulfillment expenses for the three months ended

March 31, 2003 is primarily attributable to the sales increases by Integrity Publishers and M2 Communications discussed above.

         General and administrative expenses increased $949,000 or 25.3% to $4.7 million or 25.3% of net sales for the three months ended March 31, 2003, as compared to $3.7 million or 24.3% of net sales for the same period in 2002. The increase for the three months ended March 31, 2003 is attributable also to Integrity Publishers and M2 Communications, which had a combined increase of $728,000.

         Operating profit in the Retail segment remained relatively flat at $1.4 million. As a percent of net sales, operating profit was 17.2% for the three months ended March 31, 2003, compared to 20.5% in the prior year period. The decrease as a percentage of sales was due to an increase in general and administrative expenses. Operating profit in the Direct to Consumer segment increased $193,000 or 34.6% to $750,000, or 19.1% of net sales, for the three months ended March 31, 2003, from $557,000, or 11.4% of net sales, in the same period in 2002 due primarily to a reduction in marketing expenses. Operating profit in the International segment decreased $106,000 or 25.9% to $304,000, or 13.5% of net sales, for the three-month period ended March 31, 2003, from $410,000, or 18.0% of net sales, for the same period in 2002 due to increases in general and administrative expenses. Integrity Publishers, the book-publishing subsidiary formed on June 29, 2001, recorded an operating profit of $23,000, or 1.1%, for the three months ended March 31, 2003 compared to an operating loss of $337,000 for the same period in 2002. The prior year period for Integrity Publishers included only start-up expenses. Operating profit in the Other segment increased $162,000 to $834,000, or 27.0% of net sales, for the three months ended March 31, 2003, from $672,000, or 25.1% of net sales, for the same period in 2002, due primarily to the increase in song copyright income.

         Net interest expense increased $59,000 or 137.2% to $102,000, or 0.5% of net sales, for the three-month period ended March 31, 2003, as compared to $43,000, or 0.3% of net sales, for the same period in 2002. The increase for the three months ended March 31, 2003 was due to a higher average of the Company's loan balances in 2003.

         The Company recorded income tax provisions of $329,000 and $212,000 for the three months ended March 31, 2003 and 2002, respectively. The Company's effective tax rate for the first three months of 2003 was 38.9%, compared to 38.1% for the first three months of 2002. The Company expects that its effective tax rate for the year 2003 will be approximately 35% to 37%.

         Net income for the three months ended March 31, 2003 increased $171,000 or 49.6% to $516,000, from $345,000 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically and will continue to finance its operations primarily through cash generated from operations and from borrowings under a line of credit and term loan as needed. The Company's need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company's principal uses of cash historically have been the production and recording of product masters to build the Company's product master library, author and artist advances and debt service. It is from these product masters that the Company's products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ending December 31, 2003 and beyond.

         On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3 million mortgage term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria. Of the $11 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, this additional $3.0 million was then used to partially fund the acquisition of M2 Communications. On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At March 31, 2003, the Company had available borrowings of $5.5 million under the line of credit, $2.2 million under the mortgage term loan, and zero under the secured term loan.

         At March 31, 2003, there was $500,000 outstanding under the line of credit, $7.1 million outstanding under the secured term loan, and $2.6 million outstanding under the mortgage term loan. For the three months ended March 31, 2003, the Company had average daily borrowings under the LaSalle credit facility of $10.1 million at an average interest rate of 4.0%. For the three months ended March 31, 2002, the Company had average daily borrowings under the LaSalle facility of $4.9 million at an average interest rate of 4.75%. At the Company's option, the LaSalle credit facility bears interest at the bank's base rate plus a margin ranging from 0.00% to .50%, or LIBOR plus a margin ranging from 2.25% to 3.00%. The actual margin is a function of the Company's leverage ratio as calculated quarterly.

         Cash generated from operations totaled $2.2 million and $662,000 for the three months ended March 31, 2003 and 2002, respectively. The increase from 2002 to 2003 resulted primarily from favorable cash changes in working capital accounts.

         Investing activities used $2.6 million and $1.4 million during the three months ended March 31, 2003 and 2002, respectively. Investing activities for the three months ended March 31, 2003 consisted of the purchase of Sarepta Music (Pty) Ltd for $191,000 on March 31, 2003, capital expenditures for computer equipment and capital improvements to existing buildings totaling $1.6 million and investments in product masters totaling $889,000. Investing activities for the three months ended March 31, 2002 consisted of capital expenditures for computer equipment and capital improvements to existing buildings totaling $293,000 and investments in product masters for $1.1 million. The investment in product masters for the three months ended March 31, 2003 relates primarily to development of products scheduled for release within the next six to eighteen months.

         The Company announced on April 3, 2003 that it had completed the purchase of Sarepta Music (Pty) Ltd, a leading Christian music distributor and record label located in South Africa.

         The Company made principal payments on its LaSalle facility of $678,000 million and $376,000 in the three months ended March 31, 2003 and 2002, respectively.

         During the three months ended March 31, 2003 and 2002, the Company did not make distributions to Word Entertainment, its 50% partner in the Celebration Hymnal LLC joint venture.

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

         In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 had no effect on the Company's financial position, results of operations or cash flows.

         In April 2002, FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, as well as, amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has adopted SFAS 145, and the extraordinary item in 2001 has been reclassified into operations.

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

         The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25,

"Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the three months ended March 31, 2003 and March 31, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

         SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan. The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 123 using the Black-Scholes option-pricing model are shown below:


                                                             THREE MONTHS ENDED MARCH 31
                                                               2003               2002
Net Income (Loss) - as reported                             $      516         $      345

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                          $       46         $       46
                                                            ----------         ----------

Pro forma net income (loss)                                 $      470         $      299
                                                            ==========         ==========

Net income (loss) per share:
Basic - as reported                                         $     0.09         $     0.06
Diluted - as reported                                       $     0.09         $     0.06

Basic - proforma                                            $     0.08         $     0.05
Diluted - proforma                                          $     0.08         $     0.05



         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this report including matters discussed under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management's estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date.

While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's market risk is limited to fluctuations in interest rates as they pertain to the Company's borrowings under its credit facility. As of April 25, 2001, the Company paid interest on borrowings at either LaSalle's base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria credit facility, the Company paid interest on borrowings at either the lender's base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank's base rate plus 1 1/2% or LIBOR plus 3%. In the event that interest rates were to increase 100 basis points, the Company's interest expense would increase and income before income tax would decrease by $101,466, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

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

10.1 Stock Purchase Agreement by and between Integrity Media, Inc. and Anton Jacobus Bekker, Paul Michael Alcock and Sarepta Music (Pty) Ltd dated March 18, 2003.

99.1 Certification of Chief Financial Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Executive Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (B) REPORTS ON FORM 8-K There were no reports on Form 8-K filed for the quarter ended March 31, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INTEGRITY MEDIA, INC.


Date: May 13, 2003                         /s/ P. Michael Coleman
--------------------------------           ------------------------------------
                                           P. Michael Coleman
                                           Chairman, President and Chief
                                             Executive Officer

Date: May 13, 2003                         /s/ Donald S. Ellington
--------------------------------           ------------------------------------
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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

                             /s/ Donald S. Ellington
                             ------------------------
                               Donald S. Ellington
               Senior Vice President of Finance and Administration