Form 10-Q
period 2003-06-30
INTEGRITY MEDIA INC
filed 2003-08-14
CIK 922865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended June 30, 2003


                          Commission File No. 000-24134


                              INTEGRITY MEDIA, INC.
             (Exact name of Registrant as Specified in its Charter)


              Delaware                                         63-0952549
(State or Other Jurisdiction of                   (I.R.S. Employer Identification No.)
Incorporation or Organization)


                                 1000 Cody Road
                              Mobile, Alabama 36695
               (Address of Principal Executive Offices, Zip Code)


                                 (251) 633-9000
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/       No    / /

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  / /        No   /X/

         The number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2003, the latest practicable date, was as follows:

         Class                                               Outstanding
         -----                                               -----------
Class A Common Stock, $0.01 par value                         2,384,783
Class B Common Stock, $0.01 par value                         3,385,000

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              INTEGRITY MEDIA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                         Jun 30, 2003  Dec 31, 2002
                                                                               ------------  ------------
                                                                                (Unaudited)
Current Assets
   Cash                                                                          $  3,151      $  4,821
   Trade receivables, less allowance for returns and doubtful accounts
   of $1,912 and $2,415                                                             5,127         6,842
   Other receivables                                                                  104            67
   Inventories                                                                      5,942         5,191
   Other current assets                                                             4,882         4,558
                                                                                 --------      --------
      Total current assets                                                         19,206        21,479

Property and equipment, net of accumulated depreciation of $6,478 and $6,055       10,450         7,337

Product masters, net of accumulated amortization of $20,948 and $19,387             4,239         3,806

Other assets                                                                        7,908         8,237
                                                                                 --------      --------
      Total assets                                                               $ 41,803      $ 40,859
                                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current portion of long-term debt                                             $  2,690      $  2,690
   Line of Credit                                                                   3,000             0
   Accounts payable and accrued expenses                                            2,948         5,298
   Royalties payable                                                                4,931         6,256
   Other current liabilities                                                        1,131           997
                                                                                 --------      --------
      Total current liabilities                                                    14,700        15,241

Long-term debt                                                                      8,464         6,780
Other long-term liabilities                                                           301           179
                                                                                 --------      --------
      Total liabilities                                                            23,465        22,200
                                                                                 --------      --------

Commitments and contingencies

Minority interest                                                                     466           606
                                                                                 --------      --------

Stockholders' Equity
   Preferred stock, $.01 par value; 500,000 shares authorized, none
   issued and outstanding                                                               0             0
   Class A common stock, $.01 par value; 7,500,000 shares authorized;
   2,384,783 shares issued and outstanding                                             24            24
   Class B common stock, $.01 par value, 10,500,000 shares
   authorized; 3,385,000 shares issued and outstanding                                 34            34
   Additional paid-in capital                                                      13,001        12,956
   Unearned compensation                                                             (426)         (479)
   Retained earnings                                                                5,272         5,452
   Equity adjustments from foreign translation                                        (33)           66
                                                                                 --------      --------
      Total stockholders' equity                                                   17,872        18,053
                                                                                 --------      --------
         Total liabilities and stockholders' equity                              $ 41,803      $ 40,859
                                                                                 ========      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INTEGRITY MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                Three Months Ended June 30   Six Months Ended June 30
                                                --------------------------   ------------------------
                                                    2003          2002          2003          2002
                                                  --------      --------      --------      --------
Net sales                                         $ 13,384      $ 11,831      $ 31,944      $ 27,227
Cost of sales                                        6,678         4,996        16,297        13,173
                                                  --------      --------      --------      --------
Gross profit                                         6,706         6,835        15,647        14,054

Marketing and fulfillment expenses                   3,228         3,161         6,446         5,905
General and administrative expenses                  4,445         3,614         9,140         7,360
                                                  --------      --------      --------      --------
   Income (loss) from operations                      (967)           60            61           789

Other expenses
   Interest expense, net                               103            97           205           140
   Other expenses                                       16            43            37            97
                                                  --------      --------      --------      --------
   (Loss) income before minority interest
   and taxes                                        (1,086)          (80)         (181)          552

(Benefit from) provision for income taxes             (440)          (30)         (111)          182
Minority interest, less applicable taxes                50            68           110           143
                                                  --------      --------      --------      --------
Net (loss) income                                 $   (696)     $   (118)     $   (180)     $    227
                                                  ========      ========      ========      ========

Adjustments to determine comprehensive (loss)
income
Foreign currency translation adjustments              (209)           35           (99)          102
                                                  --------      --------      --------      --------
Comprehensive (loss) income                       $   (905)     $    (83)     $   (279)     $    329
                                                  ========      ========      ========      ========

Net (loss) income, basic                          $  (0.12)     $  (0.02)     $  (0.03)     $   0.04
                                                  ========      ========      ========      ========
                                                  --------      --------      --------      --------
Net (loss) income, diluted                        $  (0.12)     $  (0.02)     $  (0.03)     $   0.04
                                                  ========      ========      ========      ========

Weighted average number of shares outstanding
   Basic                                             5,608         5,593         5,603         5,589
   Diluted                                           5,608         5,593         5,603         6,007


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INTEGRITY MEDIA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        Six Months ended June 30
                                                                        ------------------------
                                                                           2003         2002
                                                                          -------      -------
Cash flows from operating activities
Net income (loss)                                                         $  (180)     $   227
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                            1,035          621
   Amortization of product masters                                          1,561        1,702
   Minority interest                                                          110          142
   Stock compensation                                                          53           53
   Changes in operating assets and liabilities, net of the effects from purchase of Sarepta Music (Pty) Ltd and M2
   Communications LLC
       Trade receivables (net)                                              1,832        1,315
       Other receivables                                                      (38)          37
       Inventories                                                           (611)        (224)
       Other assets                                                          (911)           5
       Accounts payable, royalties payable and
       Accrued expenses                                                    (3,453)      (2,161)
       Other current and non current liabilities                              247         (569)
                                                                          -------      -------
Net cash provided by (used in) operating activities                          (355)       1,148
                                                                          -------      -------
Cash flows from investing activities
   Purchases of property and equipment                                     (3,529)        (986)
   Payments for product masters                                            (1,993)      (1,942)
   Purchase of M2 Communications LLC, net of cash                               0       (4,779)
   Purchase of Sarepta Music (Pty) Ltd                                       (191)           0
                                                                          -------      -------
Net cash used in investing activities                                      (5,713)      (7,707)
                                                                          -------      -------
Cash flows from financing activities
   Net borrowings (repayments) under line of credit                         3,000            0
   Proceeds from issuance of stock                                             45           16
   Principal payments of long-term debt                                    (1,345)      (1,040)
   Borrowings under term facility                                           3,048        4,975
   Distributions to joint venture partner                                    (250)        (250)
                                                                          -------      -------
      Net cash provided by (used in) financing activities                   4,498        3,701
                                                                          -------      -------
Effect of exchange rate changes on cash                                      (100)         102
                                                                          -------      -------
Net increase (decrease) in cash                                            (1,670)      (2,756)
Cash, beginning of year                                                     4,821        6,854
                                                                          -------      -------
Cash, end of period                                                       $ 3,151      $ 4,098
                                                                          =======      =======
Supplemental disclosures of cash flow information
   Interest paid                                                          $   220      $   130
   Income taxes paid                                                      $     0      $   148

Supplemental disclosure of non-cash investing activities:

On March 31, 2003, the Company purchased Sarepta Music (Pty) Ltd. In conjunction with the purchase, the Company assumed all outstanding assets and liabilities as of the purchase date.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INTEGRITY MEDIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)


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

         Integrity Music Europe Limited was formed in 1988, Integrity Media Australasia Pty Ltd (formerly Integrity Music PTY Limited) was formed in 1991, Integrity Media Asia Pte Ltd was formed in 1995, and Sarepta Music (Pty) Ltd was acquired in March 2003. These subsidiaries serve to expand the Company's presence in Western Europe, Australia and New Zealand, Singapore and South Africa, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment for the purpose of producing and promoting The Celebration Hymnal. Due to the Company's ability to control the venture, the Company consolidates the venture and Word Entertainment's interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division began shipping its first books in the third quarter of 2002. Enlight, Inc. was purchased in March 2002 to acquire certain book publishing trademarks and domain names. M2 Communications L.L.C., an artist-based, independent Christian music company, was purchased in June 2002. Integrity Direct, LLC was formed December 31, 2002, to create a smoother interaction between the Company and its direct sales to churches and individuals.

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

         Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company's adoption of SFAS 146 did not have a significant impact on its financial position, results of operations or cash flows.

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

         The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the six months ended June 30, 2003 and June 30, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

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


                                                     SIX MONTHS ENDED JUNE 30
                                                       2003          2002

Net (loss) income - as reported                      $   (180)     $    227

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                         93            93
                                                     --------      --------
Pro forma net income (loss)                          $   (273)     $    134
                                                     ========      ========

Net income (loss) per share:
Basic - as reported                                  $  (0.03)     $   0.04
Diluted - as reported                                $  (0.03)     $   0.04
Basic - proforma                                     $  (0.05)     $   0.02
Diluted - proforma                                   $  (0.05)     $   0.02

NOTE 2 - LONG TERM DEBT

         On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3 million mortgage term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria. Of the $11 million initial term facility, $3.0 million was used to pay-off its previous credit facility with Bank Austria, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, this additional $3.0 million was then used to partially fund the acquisition of M2 Communications. On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At June 30, 2003, the Company had available borrowings of $3.0 million under the line of credit, zero available under the mortgage term loan, and zero under the secured term loan. At June 30, 2003 there was $3.0 million outstanding under the line of credit, $6.5 million outstanding under the secured term loan, and $4.7 million outstanding under the mortgage term loan. At December 31, 2002, there was zero outstanding under the line of credit, $7.6 million outstanding under the secured term loan, and $1.8 million outstanding under the mortgage term loan.

         During the first half of 2003, the Company amended its credit facility with LaSalle Bank. The Company is in compliance with all covenants as of June 30, 2003.

NOTE 3 - SEGMENT INFORMATION

         Summarized financial information concerning the Company's reportable segments is shown in the following table, in thousands:

                                                           Six Months Ended June 30
NET SALES                                                     2003          2002
                                                            --------      --------
Retail                                                      $ 14,010      $ 12,279
Direct to Consumer                                             7,601         8,843
International                                                  4,990         4,576
Book Publishing                                                2,288             0
Other                                                          4,652         4,296
Eliminations                                                  (1,597)       (2,767)
                                                            --------      --------
   Consolidated                                             $ 31,944      $ 27,227
                                                            ========      ========

OPERATING PROFIT (BEFORE MINORITY INTEREST)
Retail                                                      $  1,628      $  2,291
Direct to Consumer                                             1,282           714
International                                                    525           726
Book Publishing                                                 (656)         (902)
Other                                                          1,296         1,538
Eliminations                                                     (46)            0
                                                            --------      --------
   Consolidated                                                4,029         4,367

General corporate expense                                      (4005)       (3,675)
Interest expense, net                                           (205)         (140)
                                                            --------      --------

Income (loss) before income taxes and minority interest
                                                            $   (181)     $    552
                                                            ========      ========

                                                          Three Months Ended June 30
NET SALES                                                     2003          2002
                                                            --------      --------
Retail                                                      $  5,771      $  5,326
Direct to Consumer                                             3,667         3,973
International                                                  2,733         2,293
Book Publishing                                                  215             0
Other                                                          1,560         1,614
Eliminations                                                    (562)       (1,375)
                                                            --------      --------
   Consolidated                                             $ 13,384      $ 11,831
                                                            ========      ========

OPERATING PROFIT (BEFORE MINORITY INTEREST)
Retail                                                      $    208      $    867
Direct to Consumer                                               532           157
International                                                    221           316
Book Publishing                                                 (679)         (565)
Other                                                            462           866
Eliminations                                                     (19)            0
                                                            --------      --------
   Consolidated                                                  725         1,641

General corporate expense                                      (1708)       (1,624)
Interest expense, net                                           (103)          (97)
                                                            --------      --------

Income (loss) before income taxes and minority interest
                                                            $ (1,086)     $    (80)
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

         The following pro-forma information presents the results of operations of the Company as if the acquisition of M2 Communications, L.L.C. had been completed as of January 1, 2002 (in thousands, except per share data):

                     For the Six Months Ending June 30, 2002

                                                     As Reported                  Pro-Forma (unaudited)
                                                     -----------                  ---------------------
           Net Sales                                   $27,227                           $33,070
           Net Income                                   $227                              $588
           Basic EPS                                    $0.04                             $0.11
           Diluted EPS                                  $0.04                             $0.10

                      For the Year Ended December 31, 2002

                                                     As Reported                  Pro-Forma (unaudited)
                                                     -----------                  ---------------------
           Net Sales                                   $66,345                           $72,046
           Net Income                                  $2,216                            $2,556
           Basic EPS                                    $0.40                             $0.46
           Diluted EPS                                  $0.37                             $0.43

         On March 31, 2003, the Company purchased all assets and assumed the outstanding liabilities of Sarepta Music (Pty) Ltd. The Company paid, net of cash acquired, $191 thousand to complete the transaction. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, fixed assets and intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES FOR THE SIX MONTHS ENDED JUNE 30, 2003

         Net sales for the six months ended June 30, 2003, increased $4.7 million or 17.3%, from $27.2 million in 2002 to $31.9 million in 2003. The increase was due to the incremental sales for Integrity Publishers, M2 Communications (M2), and Sarepta. Combined, these divisions had revenues of $7.5 million compared to none for the same period in 2002. Softness in our CBA retail markets in the second quarter, absence of any major product releases, a sluggish overall economy, and the outbreak of the Iraqi war had significant negative impacts on revenues for the six-month period. Also negatively impacting sales for the period was the continued decline of the Songs4Worship sales - down 45% or $3.9 million from $8.7 million in 2002 to $4.8 million in 2003.

            Sales in the Retail segment increased $1.7 million, or 14.1%, from $12.3 million in 2002 to $14.0 million in 2003. This increase was due to M2 sales of $4.9 million in 2003 compared to none in 2002. Poor retail conditions, especially in the CBA markets, had significant impacts on revenues for the retail segment for the six months ended June 30, 2003.

         Sales in the Direct to Consumer segment decreased $1.2 million, or 14.1%, from $8.8 million in 2002 to $7.6 million in 2003. A reduction of $2.6 million in Songs4Worship sales was the primary reason for the decrease.

         International sales increased $414 thousand or 9.0%, from $4.6 million in 2002 to $5.0 million in 2003 due primarily to Sarepta sales of $302 thousand. Revenues in Singapore continue to be impacted by their poor economy and the outbreak of the SARS virus. In Singapore, sales were down 29% for the six months ended June 30, 2003 compared to the same period in 2002. Negatively impacting International sales for the period was the reduction in International Songs4Worship sales - down 17.4% from $1.2 million in 2002 to $974thousand for the same period in 2003.

         Book publishing sales were $2.3 million for the six-month period ended June 30, 2003 compared to none for the same period in 2002. Absence of major new book releases and a poor overall retail environment, especially in CBA, contributed to lower than anticipated sales for the period.

         Sales in the Other segment increased $356 thousand, or 8.3%, from $4.3 million in 2002 to $4.7 million in 2003. Copyright royalty revenue, the most significant item in the Other category, which increased approximately $500 thousand for the period, accounted for the overall sales increase for this segment.

            Management is cautiously optimistic that retail conditions will improve in the third and fourth quarters of 2003. The major product releases for the year, both for Integrity Publishers and Integrity Music, are scheduled for the third and fourth quarters. Though it is probable that the revenue shortfall for the second quarter and six month period ended June 30, 2003 will not be recovered, management is cautiously optimistic that the third and fourth quarter 2003 revenues will be close to original projections.

SALES FOR THE THREE MONTHS ENDED JUNE 30, 2003

            Net sales for the quarter ended June 30, 2003 increased $1.6 million or 13.1% to $13.4 million, from $11.8 million in the same period in 2002. The increase was due to the incremental sales for Integrity Publishers, M2 Communications, and Sarepta. Combined, these divisions had revenues of $2.7 million compared to none for the same period in 2002. Integrity Publishers, a start-up division which began in August, 2001, had no revenues until the third quarter, 2002. M2 Communications and Sarepta were both acquired by the Company. M2, acquired in late June 2002, did not recognize any revenue until third quarter, 2002. For Sarepta, acquired on March 31, 2003, the Company recognized revenues beginning with the second quarter, 2003. Softness in our CBA retail markets, absence of any major product releases, a sluggish overall economy, and the outbreak of the Iraqi war had significant negative impacts on revenues in the quarter. Also negatively impacting sales for the quarter was the continued decline of the Songs4Worship sales - down $1.9 million from $3.7 million in second quarter, 2002 to $1.8 million in the second quarter 2003.

            Sales in the Retail segment increased $445 thousand, or 8.4%, from $5.3 million in 2002 to $5.8 million in 2003. This increase was primarily due to sales of $2.2 million for M2. A poor retail environment, especially in our CBA market, negatively impacted sales in this segment during the second quarter, 2003.

         Sales in the Direct to Consumer segment decreased $306 thousand, or 8%, from $4.0 million in 2002 to $3.7 million in 2003. A reduction of $981 thousand in Songs4Worship sales was the primary reason for the decrease.

         International sales increased $440 thousand or 19.2%, from $2.3 million in 2002 to $2.7 million in 2003 due primarily to Sarepta sales of $302 thousand.

         Book publishing sales were $215 thousand for the second quarter, 2003 compared to none in 2002. No new book releases and a poor overall retail environment, especially in CBA, contributed to lower than anticipated sales for the quarter. Higher than expected book returns in the second quarter of 2003 were also an indication of the poor retail environment.

         Sales in the Other segment were flat - $1.6 million for both the second quarter, 2002 and 2003. Copyright royalty revenue, the most significant item in the Other category, held steady at $1.5 million for both comparative periods.

GROSS MARGINS FOR THE SIX MONTHS ENDED JUNE 30, 2003

         Gross profit increased $1.6 million or 11.3%, from $14.1 million for the six months ended June 30, 2002, compared to $15.6 million for the same period in 2003 due primarily to the increase in revenues. Gross profit as a percentage of sales decreased to 49.0% for the six-month period ended June 30, 2003 from 51.6% for the same period in 2002 mainly because the M2 products carried lower gross margins and due to sales mix. In 2002, sales for the higher margin direct to consumer segment were 32% of total sales. In 2003, that percentage decreased to 24%.

             The gross profit percentage in the Retail segment decreased slightly to 45.0% for the six months ended June 30, 2003, from 45.3% in the same period in 2002. The gross margin percentage in the Direct to Consumer segment increased to 58.4% for the six-month period ended June 30, 2003, from 53.1% in the same period of 2002, due to the reduction in the lower margin Songs4Worship sales to Time Life. The gross profit percentage in the International segment decreased slightly to 48.4% for the six-month period ended June 30, 2003, from 48.6% for the same period in 2002. The gross profit percentage in the Book publishing segment was 52.4% for the six month ended June 30, 2003. In the Other segment, gross profit percentage decreased to 30.9% for the six months ended June 30, 2003, from 42.0% for the same period in 2002 due to favorable royalty adjustments made in the previous year.

GROSS MARGINS FOR THE THREE MONTHS ENDED JUNE 30, 2003

             Gross profit for the Company decreased $129 thousand or 1.9% from $6.8 million for the quarter ended June 30, 2002, compared to $6.7 million for the same period in 2003. Lower M2 gross margins, additional return reserves booked for Integrity Publishers, and lower royalty expenses in 2002 were the primary reasons for the decline. For these reasons, gross profit as a percentage of sales decreased to 50.1% for the quarter ended June 30, 2003 from 57.8% for the same period in 2002.

         The gross profit percentage in the Retail segment decreased from 48.1 % for the quarter ended June 30, 2002, to 45.9% in the same period in 2003 due to M2 margins of 42.7%. The gross profit percentage in the Direct to Consumer segment increased to 60.2% for the quarter ended June 30, 2003, from 54.5% in the same period of 2002, due to reduction of Songs4Worship sales to Time Life for the period. The gross profit percentage in the International segment decreased to 46.3% for the quarter ended June 30, 2003, from 51.3% for the same period in 2002, due primarily to product mix. In the Book Publishing segment, gross profit percentage was 46.5% for the quarter ended June 30, 2003. Gross margins for Integrity Publishers were negatively impacted in the quarter by the increase of approximately $400 thousand in their reserve for returns. In the Other segment, gross profit percentage decreased to 34.5% for the quarter ended June 30, 2003, from 62.6% for the same period in 2002 due to favorable royalty expense adjustments in the prior year period.

         The following table shows the gross margin by operating segment:

                                                      Six Months Ended June 30,
Gross margin                                          2003                2002
                                                     ------              ------
Retail                                                 45.0%               45.3%
Direct to Consumer                                     58.4%               53.1%
International                                          48.4%               48.6%
Book publishing                                        52.4%                  0%
Other                                                  30.9%               42.0%
Eliminations                                            9.0%                8.2%
                                                     ------              ------
Consolidated                                           49.0%               51.6%


                                                     Three Months Ended June 30,
Gross margin                                          2003                2002
                                                     ------              ------
Retail                                                 45.9%               48.1%
Direct to Consumer                                     60.2%               54.5%
International                                          46.3%               51.3%
Book publishing                                        46.5%                  0%
Other                                                  34.5%               62.6%
Eliminations                                            9.8%                5.8%
                                                     ------              ------
Consolidated                                           50.1%               57.8%

OTHER FINANCIAL ANALYSIS AND DISCUSSION

         Marketing and fulfillment expenses increased $541 thousand or 9.2% to $6.4 million or 20.1% of net sales for the six months ended June 30, 2003, as compared to $5.9 million or 21.7% of net sales for the same period in 2002. The increase in marketing and fulfillment expenses for the six months ended June 30, 2003 is primarily attributable to additional fulfillment expenses required by the increased sales for the period. The decrease in marketing and fulfillment expenses as a percentage of net sales for the six months ended June 30, 2003 is due to lower marketing expenses in the Direct to Consumer segment for the six months ended June 30, 2003 compared to the same period in 2002. For the quarter ended June 30, 2003, marketing and fulfillment expenses remained relatively flat at $3.2 million. As a percentage of sales, marketing and fulfillment expenses were 23.9% for the quarter ended June 30, 2003, compared to 26.7% for the same period in 2002 also due to lower marketing expenses incurred in the Direct to Consumer segment incurred for the quarter ended June 30, 2003.

         General and administrative expenses increased $1.8 million or 24.2% to $9.1 million for the six months ended June 30, 2003, as compared to $7.4 million for the same period in 2002. Of the $1.8 million increase for the period, 72% was due to M2, Integrity Publishers, and Sarepta with a combined increase of $1.3 million. M2 was not purchased until June 30, 2002, and therefore had no G&A expenses in the prior year period. Sarepta was a first quarter, 2003, acquisition. Integrity Publishers was still in a start-up mode in the prior year period. The remaining $500 thousand increase for the period was spread among several categories - primarily health insurance premiums, professional fees, foreign exchange, travel expenses, and personnel. As a percentage of sales, general and administrative expenses increased from 27.0% for the six-month period ended June 30, 2002, to 28.6% for the same period in 2003.

         For the quarter ended June 30, 2003, general and administrative expenses increased $831 thousand, or 23.0%, from $3.6 million for the three months ended June 30, 2003 compared to $4.4 million for the same period in 2002. Of the $831 thousand increase, 67% of the increase was due to M2 Communications and Sarepta with a combined increase of $557 thousand for the period. The Company recognized no G&A expenses for M2 and Sarepta for the three-month period ended June 30, 2002. General and administrative expenses for Integrity Publishers declined $21 thousand for the second quarter, 2003, compared to the same period, 2002. The remaining increase of $274 thousand for the period was spread among several categories - primarily health insurance premiums, professional fees, travel expenses, and personnel.

         Operating profit in the Retail segment decreased $663 thousand or 28.9% to $1.6 million, or 11.6% of net sales, for the six months ended June 30, 2003, from $2.3 million or 18.7% of net sales in the same period in 2002. The decrease is due to the reduction in retail sales in the Integrity Music division of the Company. Operating profit in the Direct to Consumer segment increased $568 thousand or 79.6% to $1.3 million, or 16.9% of net sales, for the six months ended June 30, 2003, from $714 thousand, or 8.1% of net sales, for the six months ended June 30, 2002, due primarily to reduction in marketing expenses for the 2003 period. Operating profit in the International segment decreased $201 thousand or 27.7%, to $525 thousand, or 10.5% of net sales, for the six-month period ended June 30, 2003, from $726 thousand, or 15.9% of net sales, for the same period in 2002. This reduction was primarily due to a decline in Songs4Worship sales internationally and lower demand in Singapore. Integrity Publishers, the book publishing subsidiary formed on June 29, 2001, recorded an operating loss of $656 thousand or 28.7% of net sales for the six months ended June 30, 2003 compared to an operating loss of $902 thousand for the same period in 2002. Integrity Publishers was still in start-up mode for the six months ended June 30, 2002 and had no revenues for that period. Operating profit in the Other segment decreased $242 thousand or 15.7%, to $1.3 million, or 27.9% of net sales, for the six months ended June 30, 2003, compared to $1.5 million, or 35.8% of net sales, for the same period in 2002 due primarily to a reduction in royalty expenses in 2002.

           Operating profit in the Retail segment decreased $659 thousand or 76.0% to $208 thousand, or 3.6% of net sales, for the three months ended June 30, 2003, from $867 thousand, or 16.3% of net sales, for the same period in 2002. The decrease is due primarily to the reduction in retail sales in the Integrity Music division of the Company. Operating profit in the Direct to Consumer segment increased $375 thousand or 238.9%, to $532 thousand or 14.5% of net sales, for the three months ended June 30, 2003, from $157 thousand or 4.0% of net sales, in the same period in 2002 due to a reduction of marketing expenses in 2003. Operating profit in the International segment decreased $95 thousand or 30.1% to $221 thousand, or 8.1% of net sales, for the three-month period ended June 30, 2003, from $316 thousand, or 13.8% of net sales, for the same period in 2002 due to a decline in Songs4Worship sales and unfavorable foreign currency fluctuations in the UK. The Book Publishing segment recorded an operating loss of $679 thousand for the three months ended June 30, 2003 compared to an operating loss of $565 thousand for the same period in 2002. The Book Publishing segment was still in start-up mode in 2002 and recorded no revenues for the second quarter in 2002. Negatively impacting the 2003 performance in the second quarter was the poor retail sales environment described earlier. Operating profit in the Other segment decreased $404 thousand or 46.7% to $462 thousand, or 29.6% of net sales, for the three months ended June 30, 2003, from $866 thousand, or 53.7% of net sales, for the same period in 2002. The decrease was primarily due to lower royalty expenses in 2002.

         Net interest expense increased $65 thousand or 46.4% to $205 thousand, or 0.6% of net sales, for the six-month period ended June 30, 2003, as compared to $140 thousand, or 0.5% of net sales, for the same period in 2002. The increase for the six months ended June 30, 2003 was due to higher average loan balances in 2003. The average interest rates for the six months ended June 30, 2003 and 2002 were 3.8% and 4.75%, respectively. The average monthly loan balances for the six months ended June 30, 2003 and 2002 were $11.7 million and $5.5 million, respectively.

         The Company recorded a benefit from income tax of $111 thousand for the six months ended June 30, 2003, compared to a provision for income tax of $182 thousand for the same period in 2002. The Company's effective tax rate for the first six months of 2003 was 38%, compared to 33% for the first six months of 2002. The Company expects that its effective tax rate for the year 2003 will be approximately 35% to 37%.

         Net loss for the six months ended June 30, 2003 was $181 thousand, compared to net income of $227 thousand for the same period in 2002.

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

         On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3 million mortgage term loan. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria. Of the $11 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, this additional $3.0 million was then used to partially fund the acquisition of M2 Communications. On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At June 30, 2003, the Company had available borrowings of $3.0 million under the line of credit, zero under the mortgage term loan, and zero under the secured term loan.

         At June 30, 2003, there was $3.0 million outstanding under the line of credit, $6.5 million outstanding under the secured term loan, and $4.7 million outstanding under the mortgage term loan. For the six months ended June 30, 2003, the Company had average daily borrowings under the LaSalle credit facility of $11.7 million at an average interest rate of 3.8%. For the six months ended June 30, 2002, the Company had average daily borrowings under the LaSalle facility of $5.5 million at an average interest rate of 4.75%. At the Company's option, the LaSalle credit facility bears interest at the bank's base rate plus a margin ranging from 0.00% to .50%, or LIBOR plus a margin ranging from 2.25% to 3.00%. The actual margin is a function of the Company's leverage ratio as calculated quarterly.

         Cash used in operating activities totaled $355 thousand for the six months ended June 30, 2003, compared to cash provided by operations of $1.1 million for the six months ended June 30, 2002. The decrease from 2002 to 2003 resulted primarily from unfavorable changes in working capital accounts and a decline in net income.

         Investing activities used $5.7 million and $7.7 million during the six months ended June 30, 2003 and 2002, respectively. Investing activities for the six months ended June 30, 2003 consisted of the purchase of Sarepta Music (Pty) Ltd for $191 thousand on March 31, 2003, capital expenditures for computer equipment and capital improvements to existing buildings totaling $3.5 million and investments in product masters totaling $2.0 million. Of the $3.5 million in capital equipment and improvements for the

2003 period, $3.0 million relates to the completion of a new building and expansion of parking facilities at the Company's corporate campus in Mobile. As of July 1, 2003, the new building was essentially complete. Investing activities for the six months ended June 30, 2002 consisted of the purchase of M2 Communications LLC for $4.8 million on June 28, 2002, capital expenditures for computer equipment and capital improvements to existing buildings totaling $986 thousand, and investment in product masters totaling $1.9 million. The investment in product masters for the six months ended June 30, 2003 relates primarily to development of products scheduled for release within the next six to eighteen months.

         The Company announced on April 3, 2003 that it had completed the purchase of Sarepta Music (Pty) Ltd, a leading Christian music distributor and record label located in South Africa.

         The Company made principal payments on its LaSalle facility of $1.3 million and $1.0 million in the six months ended June 30, 2003 and 2002, respectively.

         During the six months ended June 30, 2003 and 2002, the Company made distributions to Word Entertainment, its 50% partner in the Celebration Hymnal LLC joint venture, of $250 thousand.

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

         In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company`s adoption of SFAS 146 did not have a significant impact on its financial position, results of operations or cash flows.

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

         The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the three months ended June 30, 2003 and June 30, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

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

                                                         SIX MONTHS ENDED JUNE 30
                                                            2003          2002

Net (loss) income - as reported                           $   (180)     $    227

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                              93            93
                                                          --------      --------
Pro forma net income (loss)                               $   (273)     $    134
                                                          ========      ========

Net income (loss) per share:
Basic - as reported                                       $  (0.03)     $   0.04
Diluted - as reported                                     $  (0.03)     $   0.04
Basic - proforma                                          $  (0.05)     $   0.02
Diluted - proforma                                        $  (0.05)     $   0.02



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's market risk is limited to fluctuations in interest rates as they pertain to the Company's borrowings under its credit facility. As of April 25, 2001, the Company paid interest on borrowings at either LaSalle's base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria credit facility, the Company paid interest on borrowings at either the lender's base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank's base rate plus 1 1/2% or LIBOR plus 3%. In the event that interest rates were to increase 100 basis points, the Company's interest expense would increase and income before income tax would decrease by $54,509, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

            The Company is also exposed to market risk from changes in foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

           An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report, were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic SEC filings. There has not been any change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders of the Company held on May 23, 2003, the following matters were brought before and voted upon by stockholders:

1. A proposal to elect the following nominees to the Board of Directors to serve until the 2004 annual meeting:

                              Class A Common Stock

                                            For            Withhold Authority       Non-Votes
                                            ---            ------------------       ---------
P. Michael Coleman                       2,203,523                9,758              151,502
Jean C. Coleman                          2,201,822               11,459              151,502
William A. Jolly                         2,210,098                3,183              151,502
Charles V. Simpson                       2,211,724                1,557              151,502
Heeth Varnedoe III                       2,210,023                3,258              151,502
Jimmy M. Woodward                        2,210,023                3,258              151,502

                              Class B Common Stock

                                            For            Withhold Authority       Non-Votes
                                            ---            ------------------       ---------
P. Michael Coleman                      33,850,000                  0                   0
Jean C. Coleman                         33,850,000                  0                   0
William A. Jolly                        33,850,000                  0                   0
Charles V. Simpson                      33,850,000                  0                   0
Heeth Varnedoe III                      33,850,000                  0                   0
Jimmy M. Woodward                       33,850,000                  0                   0

2. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2003:

                              Class A Common Stock

             For               Against        Abstain         Non-Votes
             ---               -------        -------         ---------
          2,202,199             7,752          3,330           151,502

                              Class B Common Stock

             For               Against        Abstain         Non-Votes
             ---               -------        -------         ---------
          33,850,000              0              0                0

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

10.1           Stock Purchase Agreement by and between Integrity Media, Inc. and
               Anton Jacobus Bekker, Paul Michael Alcock and Sarepta Music (Pty)
               Ltd dated March 18, 2003 (incorporated by reference from Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

31.1           Certification of Chief Executive Officer of Integrity Media, Inc.
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer of Integrity Media, Inc.
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Financial Officer of Integrity Media, Inc.
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification of Chief Executive Officer of Integrity Media, Inc.
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

               (B) REPORTS ON FORM 8-K

               On May 5, 2003, Integrity Media, Inc. filed Form 8-K announcing its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INTEGRITY MEDIA, INC.


Date: August 13, 2003                        /s/ P. Michael Coleman
                                             -----------------------------------
                                             P. Michael Coleman
                                             Chairman, President and
                                             Chief Executive Officer


Date: August 13, 2003                        /s/ Donald S. Ellington
                                             -----------------------------------
                                             Donald S. Ellington
                                             Senior Vice President of Finance
                                             and Administration
                                             (Principal Financial and Accounting
                                             Officer)