Form 10-Q
period 2003-09-30
INTEGRITY MEDIA INC
filed 2003-11-14
CIK 922865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File No. 000-24134

Integrity Media, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	63-0952549

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

     The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2003, the latest practicable date, was as follows:

Class	Outstanding

Class A Common Stock, $0.01 par value	2,384,783
Class B Common Stock, $0.01 par value	3,385,000

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
EX-3.(I)2 CERTIFICATE OF AMENDMENT
EX-10.2 SEVENTH AMENDMENT TO THE CREDIT AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CFO
EX-32.2 SECTION 906 CERTIFICATION OF THE CEO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRITY MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Sep 30, 2003	Dec 31, 2002

	(Unaudited)
ASSETS
Current Assets
Cash	$1,440	$4,821
Trade receivables, less allowance for returns and doubtful accounts of $2,197 and $2,415	9,636	6,842
Other receivables	65	67
Inventories	7,505	5,191
Other current assets	5,704	4,558

Total current assets	24,350	21,479
Property and equipment, net of accumulated depreciation of $6,827 and $6,055	10,759	7,337
Product masters, net of accumulated amortization of $21,784 and $19,387	4,242	3,806
Other assets	7,616	8,237

Total assets	$46,967	$40,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,690	$2,690
Line of Credit	3,000	0
Accounts payable and accrued expenses	5,456	5,298
Royalties payable	6,186	6,256
Other current liabilities	1,742	997

Total current liabilities	19,074	15,241
Long-term debt	7,792	6,780
Other long-term liabilities	446	179

Total liabilities	27,312	22,200

Commitments and contingencies
Minority interest	514	606

Stockholders’ Equity
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	0	0
Class A common stock, $.01 par value; 7,500,000 shares authorized; 2,384,783 shares issued and outstanding	24	24
Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,385,000 shares issued and outstanding	34	34
Additional paid-in capital	13,001	12,956
Unearned compensation	(399)	(479)
Retained earnings	6,659	5,452
Equity adjustments from foreign translation	(178)	66

Total stockholders’ equity	19,141	18,053

Total liabilities and stockholders’ equity	$46,967	$40,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine months Ended September 30

	2003	2002	2003	2002

Net sales	$21,408	$22,582	$53,352	$49,809
Cost of sales	10,519	11,211	26,816	24,384

Gross profit	10,889	11,371	26,536	25,425
Marketing and fulfillment expenses	3,552	4,311	9,998	10,216
General and administrative expenses	4,915	4,598	14,056	11,958

Income (loss) from operations	2,422	2,462	2,482	3,251
Other expenses
Interest expense, net	(114)	(46)	(319)	(186)
Other income (expenses), net	15	(64)	(22)	(161)

Income before minority interest and taxes	2,323	2,352	2,141	2,904
Provision for income taxes	887	884	776	1,066
Minority interest, less applicable taxes	48	64	158	207

Net income	$1,388	$1,404	$1,207	$1,631

Adjustments to determine comprehensive income
Foreign currency translation adjustments	(145)	80	(244)	182

Comprehensive income	$1,243	$1,484	$963	$1,813

Net income, basic	$0.25	$0.25	$0.22	$0.29

Net income, diluted	$0.23	$0.23	$0.20	$0.27
Weighted average number of shares outstanding
Basic	5,619	5,595	5,609	5,592
Diluted	5,980	6,002	5,968	6,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30

	2003	2002

Cash flows from operating activities
Net income (loss)	$1,207	$1,631
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,747	1,119
Amortization of product masters	2,398	2,699
Minority interest	158	206
Stock compensation	80	80
Changes in operating assets and liabilities, net of the effects from purchase of Sarepta Music (Pty) Ltd and INO Records, LLC (formerly M2 Communications L.L.C.)
Trade receivables (net)	(2,677)	(3,067)
Other receivables	2	38
Inventories	(2,174)	(1,019)
Other assets	(1,805)	(856)
Accounts payable, royalties payable and accrued expenses	311	2,872
Other current and non current liabilities	1,003	389

Net cash provided by (used in) operating activities	250	4,092

Cash flows from investing activities
Purchases of property and equipment	(4,187)	(2,285)
Payments for product masters	(2,834)	(2,736)
Purchase of INO Records, LLC (formerly M2 Communications, L.L.C.), net of cash	0	(4,779)
Purchase of Sarepta Music (Pty) Ltd, net of cash	(191)	0

Net cash used in investing activities	(7,212)	(9,800)

Cash flows from financing activities
Net borrowings under line of credit	3,000	0
Proceeds from issuance of stock	45	27
Principal payments of long-term debt	(2,017)	(1,704)
Borrowings under term facility	3,048	5,250
Distributions to joint venture partner	(250)	(250)

Net cash provided by (used in) financing activities	3,826	3,323

Effect of exchange rate changes on cash	(245)	182
Net decrease in cash	(3,381)	(2,203)
Cash, beginning of period	4,821	6,854

Cash, end of period	$1,440	$4,651

Supplemental disclosures of cash flow information
Interest paid	$366	$178
Income taxes paid	$0	$359

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
SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
(UNAUDITED)

Note 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

     Integrity Media, Inc. (the “Company”) is a media/communications company that produces, publishes and distributes Christian music, books and related products. The Integrity Music Group consists of two areas: Integrity Music, the leader in Praise and worship music, and INO Records, LLC, a Christian artist label. The Integrity Music Group’s product formats include cassettes, compact discs, videos, DVDs and printed music. Integrity Music produces Praise and Worship music in different musical styles for specific audiences such as live worship music, gospel music and children’s music. INO Records produces Adult Contemporary/Pop music by several well-known Christian artists. The Integrity Music Group sells all music-related products and Integrity Publishers, Inc. sells all book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals. On September 30, 2003, the name of M2 Communications L.L.C. was changed to INO Records LLC.

     Integrity Music Europe Limited was formed in 1988, Integrity Media Australasia Pty Ltd (formerly Integrity Music PTY Limited) was formed in 1991, Integrity Media Asia Pte Ltd was formed in 1995, and Sarepta Music (Pty) Ltd was acquired in March 2003. These subsidiaries serve to expand the Company’s presence in Western Europe, Australia and New Zealand, Singapore and South Africa, respectively, and all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment for the purpose of producing and promoting The Celebration Hymnal. Due to the Company’s ability to control the venture, the Company consolidates the venture and Word Entertainment’s interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division began shipping its first books in the third quarter of 2002. Enlight, Inc. was purchased in March 2002 to acquire certain book publishing trademarks and domain names. INO Records, LLC (formerly M2 Communications L.L.C.), an artist-based, independent Christian music company, was purchased in June 2002. Integrity Direct, LLC was formed December 31, 2002, to create a smoother interaction between the Company and its direct sales to churches and individuals.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K. The unaudited condensed financial information has been prepared in accordance with the Company’s customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of results for the interim period, have been included.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     For a summary of the Company’s significant accounting policies, please see the financial statements for the year ended December 31, 2002 contained in the Company’s Annual Report on Form 10-K.

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

Recent Accounting Pronouncements:

     In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The adoption of SFAS No. 143 had no effect on the Company’s financial position, results of operations or cash flows.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company’s adoption of SFAS 146 did not have a significant impact on its financial position, results of operations or cash flows.

     In November 2002, the FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance of the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company’s adoption of FIN No. 45 did not have a significant impact on its financial position, results of operations or cash flow.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company’s adoption of FIN No. 46 did not have a significant impact on its financial position, results of operations or cash flow.

     The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the nine months ended September 30, 2003 and September 30, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

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

	Nine Months Ended
	September 30

	2003	2002

Net income (loss) – as reported	$1,207	$1,631
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$139	$139

Pro forma net income (loss)	$1,068	$1,492

Net income (loss) per share:
Basic – as reported	$0.22	$0.29
Diluted – as reported	$0.20	$0.27
Basic – Pro forma	$0.19	$0.27
Diluted – Pro forma	$0.18	$0.25

     In April 2003, the FASB issued Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (FAS No.149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

Note 2 — LONG TERM DEBT

     On April 25, 2001, the Company entered into a $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3 million mortgage term loan. Through this credit facility, the Company refinanced its previous credit facility with Bank Austria. Of the $11 million initial term facility, $3.0 million was used to pay-off its previous credit facility with Bank Austria, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, this additional $3.0 million was then used to partially fund the acquisition of INO Records (formerly M2 Communications). On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At September 30, 2003, the Company had available borrowings of $3.0 million under the line of credit, zero available under the mortgage term loan, and zero under the secured term loan. At September 30, 2003 there was $3.0 million outstanding under the line of credit, $5.9 million outstanding under the secured term loan, and $4.6 million outstanding under the mortgage term loan. At December 31, 2002, there was zero outstanding under the line of credit, $7.6 million outstanding under the secured term loan, and $1.8 million outstanding under the mortgage term loan.

     During the first nine months of 2003, the Company amended its credit facility with LaSalle Bank. The Company is in compliance with all covenants as of September 30, 2003.

     Note 3 – SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments is shown in the following table, in thousands:

	Nine months Ended September 30

	2003	2002

Net Sales
Retail	$24,152	$24,207
Direct to Consumer	11,665	12,999
International	7,239	6,859
Book Publishing	5,259	2,406
Other	8,089	7,724
Eliminations	(3,052)	(4,386)

Consolidated	$53,352	$49,809

Operating profit (before minority interest)
Retail	$3,773	$4,067
Direct to Consumer	2,420	1,551
International	204	1,061
Book Publishing	(202)	(576)
Other	2,810	2,943
Eliminations	(353)	(94)

Consolidated	8,652	8,952
General corporate expense	(6,065)	(5,862)
Interest expense, net	(447)	(186)

Income before income taxes and minority interest	$2,140	$2,904

	Three Months Ended September 30

	2003	2002

Net Sales
Retail	$10,142	$11,928
Direct to Consumer	4,064	4,156
International	2,249	2,283
Book Publishing	2,971	2,406
Other	3,437	3,428
Eliminations	(1,455)	(1,619)

Consolidated	$21,408	$22,582

Operating profit (before minority interest)
Retail	$2,145	$1,776
Direct to Consumer	1,138	837
International	(321)	335
Book Publishing	454	326
Other	1,514	1,405
Eliminations	(307)	(48)

Consolidated	4,623	4,631
General corporate expense	(2,097)	(2,233)
Interest expense, net	(205)	(46)

Income before income taxes and minority interest	$2,321	$2,352

Note 4 – PURCHASE TRANSACTION

     On June 28, 2002, the Company purchased all assets and assumed the outstanding liabilities of INO Records, LLC (formerly M2 Communications, L.L.C.). The Company paid, net of cash acquired, $4.8 million to complete the transaction. The transaction was funded partly from operating cash and the issuance of $3 million additional debt through the Company’s credit facility. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, fixed assets and intangibles.

     The following pro-forma information presents the results of operations of the Company as if the acquisition of M2 Communications, L.L.C. had been completed as of January 1, 2002 (in thousands, except per share data):

For the Nine months Ended September 30, 2002

	As Reported	Pro-Forma (unaudited)

Net Sales	$49,809	$55,510
Net Income	$1,631	$1,971
Basic EPS	$0.29	$0.35
Diluted EPS	$0.27	$0.33

For the Year Ended December 31, 2002

	As Reported	Pro-Forma (unaudited)

Net Sales	$66,345	$72,046
Net Income	$2,216	$2,556
Basic EPS	$0.40	$0.46
Diluted EPS	$0.37	$0.41

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales For the Nine months Ended September 30, 2003

     Net sales for the nine months ended September 30, 2003, increased $3.5 million or 7.1%, from $49.8 million in 2002 to $53.4 million in 2003. The increase was due to the incremental sales for Integrity Publishers, INO Records, LLC (formerly M2 Communications, L.L.C., name changed September 30, 2003), and Sarepta. Combined, these divisions had revenues of $14.5 million compared to $7.2 million in the same period in 2002. Softness in our CBA retail markets in the second quarter, absence of any major product releases, a sluggish overall economy, and the outbreak of the Iraqi war had significant negative impacts on revenues for the nine-month period. Also negatively impacting sales for the period was the continued decline of the Songs4Worship sales – down 39% or $4.5 million from $11.6 million in 2002 to $7.1 million in 2003.

     Sales in the Retail segment remained flat at $24.2 million in 2002 and 2003. INO Records contributed $8.5 million in sales for the period, compared to $4.8 million in the 2002 period. Poor retail conditions, especially in the CBA markets, had significant impacts on revenues for the retail segment for the nine months ended September 30, 2003.

     Sales in the Direct to Consumer segment decreased $1.3 million, or 10.3%, from $13.0 million in 2002 to $11.7 million in 2003. A reduction of $2.1 million in Songs4Worship sales was the primary reason for the decrease.

     International sales increased $380 thousand or 5.5%, from $6.9 million in 2002 to $7.2 million in 2003 due primarily to Sarepta sales of $662 thousand. Revenues in Singapore continue to be impacted by their poor economy and the outbreak of the SARS virus. In Singapore, sales were down 21% for the nine months ended September 30, 2003 compared to the same period in 2002. Negatively impacting

International sales for the period was the reduction in International Songs4Worship sales – down 41% from $1.9 million in 2002 to $1.2 million for the same period in 2003.

     Book Publishing sales increased $2.9 million or 118.6%, from $2.4 million in 2002 to $5.3 million in 2003. The Book Publishing division released its first titles in the third quarter of 2002.

     Sales in the Other segment increased $365 thousand, or 4.7%, from $7.7 million in 2002 to $8.1 million 2003. Copyright royalty revenue, the most significant item in the Other category, which increased approximately $661 thousand for the period, accounted for the overall sales increase for this segment.

     Management is cautiously optimistic that retail conditions will continue to improve in the fourth quarter of 2003. Although it is possible that the revenue shortfall in the first nine months of the year will not be recovered, management is cautiously optimistic that the fourth quarter 2003 revenues will be close to original projections.

Sales For the Three Months Ended September 30, 2003

     Net sales for the quarter ended September 30, 2003 decreased $1.2 million, or 5.2% to $21.4 million, from $22.6 million in the same period in 2002. The decrease was mainly attributable to the poor retail sales environment in the CBA market.

     Sales in the Retail segment decreased $1.8 million, or 15.0%, from $11.9 million in 2002 to $10.1 million in 2003. This decrease was primarily due to declines in our CBA retail and special markets categories. Helping offset the declines was an increase of $1.1 million in sales to the general market.

     Sales in the Direct to Consumer segment decreased $92 thousand, or 2.2%, from $4.2 million in 2002 to $4.1 million in 2003. A reduction of $403 thousand in Songs4Worship sales was the primary reason for the decrease.

     International sales decreased $34 thousand, or 1.5%, from $2.3 million in 2002 to $2.2 million in 2003 due primarily to a reduction of $586 thousand in Songs4Worship sales. The decrease was partially offset by sales of $360 thousand for Sarepta.

     Book Publishing sales increased $565 thousand, or 23.5%, from $2.4 million in 2002 to $3.0 million in 2003.

     Sales in the Other segment remained flat at $3.4 million for both the 2003 and 2002 periods. Copyright royalty, the most significant contributor to the Other segment, recorded sales of $3.4 million and $3.3 million in the 2003 and 2002 periods, respectively.

Gross margins For the Nine months Ended September 30, 2003

     Gross profit increased $1.1 million or 4.4%, from $25.4 million for the nine months ended September 30, 2002, compared to $26.5 million for the same period in 2003 due primarily to the increase in revenues. Gross profit as a percentage of sales decreased to 49.7% for the nine-month period ended September 30, 2003 from 51.0% for the same period in 2002 primarily due to the lower margin sales of INO Records.

     The gross profit percentage in the Retail segment increased slightly to 46.2% for the nine months ended September 30, 2003, from 45.1% in the same period in 2002. The gross margin percentage in the Direct to Consumer segment increased to 58.7% for the nine-month period ended September 30, 2003, from 53.2% in the same period of 2002, due to the reduction in the lower margin Songs4Worship sales to Time Life. The gross profit percentage in the International segment decreased to 45.3% for the nine-month period ended September 30, 2003, from 48.5% for the same period in 2002. The gross profit percentage in the Book Publishing segment decreased slightly to 52.5% in 2003, from 53.7% in the 2002 period. In the Other segment, gross profit percentage decreased to 37.3% for the nine months ended

September 30, 2003, from 42.8% for the same period in 2002 due to higher write-offs of product masters in 2003 compared to 2002.

Gross margins For the Three Months Ended September 30, 2003

     Gross profit for the Company decreased $482 thousand or 4.2% from $11.4 million for the quarter ended September 30, 2002, compared to $10.9 million for the same period in 2003. Gross profit as a percentage of sales increased to 50.9% for the quarter ended September 30, 2003 from 50.4% for the same period in 2002.

     The gross profit percentage in the Retail segment increased from 45.0% for the quarter ended September 30, 2002, to 48.0% in the same period in 2003 due to a change in sales mix. The gross profit percentage in the Direct to Consumer segment increased to 59.3% for the quarter ended September 30, 2003, from 53.5% in the same period of 2002, due to reduction of Songs4Worship sales to Time Life for the period. The gross profit percentage in the International segment decreased to 38.6% for the quarter ended September 30, 2003, from 48.2% for the same period in 2002, due primarily to product mix. In the Book Publishing segment, gross profit percentage decreased to 52.6% in 2003, from 53.7% in 2002. In the Other segment, gross profit percentage increased to 46.0% for the quarter ended September 30, 2003, from 43.7% for the same period in 2002 due to a reduction in product costs in 2003 compared to 2002.

     The following table shows the gross margin by operating segment:

	Nine months Ended September 30,

	2003	2002

Gross margin
Retail	46.2%	45.1%
Direct to Consumer	58.7%	53.2%
International	45.3%	48.5%
Book Publishing	52.5%	53.7%
Other	37.3%	42.75%
Eliminations	17.8%	7.6%

Consolidated	49.7%	51.0%

	Three Months Ended September 30,

	2003	2002

Gross margin
Retail	48.0%	45.0%
Direct to Consumer	59.3%	53.5%
International	38.6%	48.2%
Book Publishing	52.6%	53.7%
Other	46.0%	43.7%
Eliminations	27.5%	6.6%

Consolidated	50.9%	50.4%

Other Financial Analysis and Discussion

     Marketing and fulfillment expenses decreased $218 thousand or 2.1% to $10.0 million or 18.2% of net sales for the nine months ended September 30, 2003, as compared to $10.2 million or 20.5% of net sales for the same period in 2002. The decrease in marketing and fulfillment expenses for the nine months ended September 30, 2003 is primarily attributable to lower marketing expenses in the Direct to Consumer segment. The decrease in marketing and fulfillment expenses as a percentage of net sales for the nine months ended September 30, 2003 is due to lower marketing expenses in the Direct to Consumer segment for the nine months ended September 30, 2003 compared to the same period in

2002. For the quarter ended September 30, 2003, marketing and fulfillment expenses decreased $759 thousand, or 17.6%, to $3.6 million, from $4.3 million in the same period in 2002. As a percentage of sales, marketing and fulfillment expenses were 16.6% for the quarter ended September 30, 2003, compared to 19.1% for the same period in 2002 due primarily to a new fulfillment arrangement for the INO Records radio promotion of the album “Almost There” which contains the hit single “I Can Only Imagine.” INO receives a lower net sales price for these radio promotion sales, but incurs no fulfillment fee. In the three months ended September 30, 2003, INO’s marketing and fulfillment expenses decreased $542 thousand, or 60%, compared to the three months ended September 30, 2002.

     General and administrative expenses increased $2.1 million or 17.5% to $14.1 million for the nine months ended September 30, 2003, as compared to $12.0 million for the same period in 2002. Of the $2.1 million increase for the period, 71% was due to INO, Integrity Publishers and Sarepta with a combined increase of $1.5 million. INO was not purchased until June 30, 2002, and therefore had only one quarter’s G&A expenses in the prior year period. Sarepta was a first quarter, 2003, acquisition. Integrity Publishers was still in a start-up mode in the prior year period. The remaining $600 thousand increase for the period was spread among several categories – primarily health insurance premiums, foreign exchange, travel expenses, depreciation and personnel. As a percentage of sales, general and administrative expenses increased from 24.0% for the nine-month period ended September 30, 2002, to 26.3% for the same period in 2003.

     For the quarter ended September 30, 2003, general and administrative expenses increased $317 thousand, or 6.9%, to $4.9 million for the three months ended September 30, 2003 compared to $4.6 million for the same period in 2002. Of the $317 thousand increase, 68% of the increase was due to INO and Sarepta, with a combined increase of $216 thousand for the period. The remaining increase of $101 thousand for the period was the result of the increased depreciation and other expenses related to the use of the new building.

     Operating profit in the Retail segment decreased $294 thousand or 7.2% to $3.8 million, or 15.6% of net sales, for the nine months ended September 30, 2003, from $4.1 million or 16.8% of net sales in the same period in 2002. The decrease is due to the reduction in retail sales in the Integrity Music division of the Company. Operating profit in the Direct to Consumer segment increased $869 thousand or 56.0% to $2.4 million, or 20.7% of net sales, for the nine months ended September 30, 2003, from $1.6 million, or 11.9% of net sales, for the nine months ended September 30, 2002, due primarily to reductions in marketing expenses. Operating profit in the International segment decreased $857 thousand or 80.8%, to $204 thousand, or 2.8% of net sales, for the nine-month period ended September 30, 2003, from $1.1 million, or 15.5% of net sales, for the same period in 2002. This reduction was primarily attributable to poor economic conditions in our major international markets, which resulted in lower lease revenues received from third-party distributors and declines in revenues and operating profits from our divisions in Europe, Asia and Australia. Integrity Publishers, the book publishing subsidiary formed on June 29, 2001, recorded an operating loss of $202 thousand or 3.8% of net sales for the nine months ended September 30, 2003 compared to an operating loss of $576 thousand, or 23.9% of net sales, for the same period in 2002. Integrity Publishers was still in start-up mode for the nine months ended September 30, 2002. Operating profit in the Other segment decreased $133 thousand or 4.5%, to $2.8 million, or 34.7% of net sales, for the nine months ended September 30, 2003, compared to $2.9 million, or 38.1% of net sales, for the same period in 2002 due primarily to higher write-offs of product masters in 2003 compared to 2002.

     Operating profit in the Retail segment increased $369 thousand or 20.8% to $2.1 million, or 21.1% of net sales, for the three months ended September 30, 2003, from $1.8 million, or 14.9% of net sales, for the same period in 2002. The increase is due primarily to increase in sales to the general market for the period. Operating profit in the Direct to Consumer segment increased $301 thousand or 36.0%, to $1.1 million or 28.0% of net sales, for the three months ended September 30, 2003, from $837 thousand or 20.1% of net sales, in the same period in 2002 due to a reduction of marketing expenses in 2003. Operating profit in the International segment decreased $656 thousand or 195.8% to an operating loss of $321 thousand, or 14.3%, of net sales, for the three-month period ended September 30, 2003, from an operating profit of $335 thousand, or 14.7% of net sales, for the same period in 2002 due primarily to poor results in the U.K. subsidiary. For the three month period, sales were down $326 thousand, marketing and fulfillment expenses were up $137 thousand, and general and administrative expenses were up $52 thousand. The Book Publishing segment recorded an operating profit of $454 thousand, or 15.3% of net sales, for the three months ended September 30, 2003 compared to an operating profit of $326 thousand, or 13.5% of net sales, for the same period in 2002. The Book Publishing segment was still in start-up mode in 2002. Negatively impacting the 2003 performance in the third quarter was the poor retail sales environment described earlier. Operating profit in the Other segment increased $109 thousand or 7.8% to $1.5 million, or 44.0% of net sales, for the three months ended September 30, 2003, from $1.4 million, or 41.0% of net sales, for the same period in 2002. This increase in operating profit for the Other segment was due to lower product costs booked during the period.

     Net interest expense increased $133 thousand or 71.5% to $319 thousand, or 0.6% of net sales, for the nine-month period ended September 30, 2003, as compared to $186 thousand, or 0.4% of net sales, for the same period in 2002. The increase for the nine months ended September 30, 2003 was due to higher average loan balances in 2003. The average interest rates for the nine months ended September 30, 2003 and 2002 were 4.0% and 4.75%, respectively. The average monthly loan balances for the nine months ended September 30, 2003 and 2002 were $12.0 million and $6.7 million, respectively.

     The Company recorded a provision for income tax of $776 thousand for the nine months ended September 30, 2003, compared to a provision of $1.1 million for the same period in 2002. The Company’s effective tax rate for the first nine months of 2003 was 36.2%, compared to 36.7% for the first nine months of 2002. The Company expects that its effective tax rate for the year 2003 will be approximately 35% to 37%.

     Net income for the nine months ended September 30, 2003 was $1.2 million, compared to net income of $1.6 million for the same period in 2002.

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

     On April 25, 2001, the Company entered into a $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3 million mortgage term loan. Through this credit facility, the Company refinanced its previous credit facility with Bank Austria. Of the $11 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for stock warrant repurchases, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001 due to time and use restrictions. On March 30, 2002, the credit facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, this additional $3.0 million was then used to partially fund the acquisition of INO Records (formerly M2 Communications). On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At September 30, 2003, the Company had available borrowings of $3.0 million under the line of credit, zero under the mortgage term loan, and zero under the secured term loan.

     At September 30, 2003, there was $3.0 million outstanding under the line of credit, $5.875 million outstanding under the secured term loan, and $4.607 million outstanding under the mortgage term loan. For the nine months ended September 30, 2003, the Company had average daily borrowings under the LaSalle credit facility of $12.0 million at an average interest rate of 4.0%. For the nine months ended September 30, 2002, the Company had average daily borrowings under the LaSalle facility of $6.7 million at an average interest rate of 4.6%. At the Company’s option, the LaSalle credit facility bears interest at the bank’s base rate plus a margin ranging from 0.00% to 0.50%, or LIBOR plus a margin ranging from 2.25% to 3.00%. The actual margin is a function of the Company’s leverage ratio as calculated quarterly.

     Cash provided by operating activities totaled $250 thousand for the nine months ended September 30, 2003, compared to cash provided by operations of $4.1 million for the nine months ended September 30, 2002. The decrease from 2002 to 2003 resulted primarily from unfavorable changes in working capital accounts and a decline in net income.

     Investing activities used $7.2 million and $9.8 million during the nine months ended September 30, 2003 and 2002, respectively. Investing activities for the nine months ended September 30, 2003 consisted of the purchase of Sarepta Music (Pty) Ltd for $191 thousand on March 31, 2003, capital expenditures for computer equipment and capital improvements to existing buildings totaling $4.2 million and investments in product masters totaling $2.8 million. Of the $4.2 million in capital equipment and improvements for the 2003 period, $3.4 million relates to the completion of a new building and expansion of parking facilities at the Company’s corporate campus in Mobile. As of September 30, 2003, the new building was complete. Investing activities for the nine months ended September 30, 2002 consisted of the purchase of INO Records (formerly M2 Communications) for $4.8 million on June 28, 2002, capital expenditures for computer equipment and capital improvements to existing buildings totaling $2.3 million, and investment in product masters totaling $2.7 million. The investment in product masters for the nine months ended September 30, 2003 relates primarily to development of products scheduled for release within the next six to eighteen months.

     The Company announced on April 3, 2003 that it had completed the purchase of Sarepta Music (Pty) Ltd, a leading Christian music distributor and record label located in South Africa.

     The Company made principal payments on its LaSalle facility of $2.0 million and $1.7 million in the nine months ended September 30, 2003 and 2002, respectively.

     During the nine months ended September 30, 2003 and 2002, the Company made distributions to Word Entertainment, its 50% partner in the Celebration Hymnal LLC joint venture, of $250 thousand.

Recent Accounting Pronouncements:

     In August 2001, FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The adoption of SFAS No. 143 had no effect on the Company’s financial position, results of operations or cash flows.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. The Company’s adoption of SFAS 146 did not have a significant impact on its financial position, results of operations or cash flows.

     In November 2002, the FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance of the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company’s adoption of FIN No. 45 did not have a significant impact on its financial position, results of operations or cash flow.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company’s adoption of FIN No. 46 did not have a significant impact on its financial position, results of operations or cash flow.

     The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the three months ended September 30, 2003 and June 30, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

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

	Nine Months Ended
	September 30

	2003	2002

Net income (loss) – as reported	$1,207	$1,631
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$139	$139

Pro forma net income (loss)	$1,068	$1,492

Net income (loss) per share:
Basic – as reported	$0.22	$0.29
Diluted – as reported	$0.20	$0.27
Basic – Pro forma	$0.19	$0.27
Diluted – Pro forma	$0.18	$0.25

     In April 2003, the FASB issued Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (FAS No.149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk is limited to fluctuations in interest rates as they pertain to the Company’s borrowings under its credit facility. As of April 25, 2001, the Company paid interest on borrowings at either LaSalle’s base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria credit facility, the Company paid interest on borrowings at either the lender’s base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank’s base rate plus 1 1/2% or LIBOR plus 3%. In the event that interest rates were to increase 100 basis points, the Company’s interest expense would increase and income before income tax would decrease by $90,075, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company’s borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

     The Company is also exposed to market risk from changes in foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report, were effective in timely bringing to their attention material information related to the Company required to be included in the Company’s periodic SEC filings.

     During the quarter, the Company implemented a new fully-integrated software system for the operations at its main facilities in Mobile, Alabama. This new software system services all operations for Integrity Media, Inc., with the exception of its book publishing subsidiary, Integrity Publishers, Inc., and its international subsidiaries in Europe, Asia, Australia and South Africa. Management discovered during the implementation isolated instances whereby new internal control procedures were not followed. All instances were detected on a timely basis and new controls set in place. Management does not believe any of these instances had any material impact on financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number	Exhibit Description

3(i)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994).
3(i).1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995, (incorporated by reference from Exhibit 3(i).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
3(i).2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 24, 2002
3(ii)	Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).
4.1	See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the Certificate of Incorporation, as amended, and Bylaws, as amended, of the Registrant defining rights of holders of Class A and Class B Common Stock of the Registrant.
4.2	Form of Class A Common Stock certificate of the Registrant (incorporated by reference from Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.1	Stock Purchase Agreement by and between Integrity Media, Inc. and Anton Jacobus Bekker, Paul Michael Alcock and Sarepta Music (Pty) Ltd dated March 18, 2003 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.2	Seventh Amendment to Credit Agreement by and between Integrity Media, Inc. Integrity Publishers, Inc., Integrity Direct, LLC, M2 Communications, L.L.C., and LaSalle Bank National Association, dated August 28, 2003.
31.1	Certification of Chief Executive Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On November 5, 2003, Integrity Media, Inc. filed Form 8-K announcing its financial results for the quarter and nine months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrity Media, Inc.

Date: November 12, 2003	/s/ P. Michael Coleman

P. Michael Coleman Chairman, President and Chief Executive Officer

Date: November 12, 2003	/s/ Donald S. Ellington

Donald S. Ellington Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)