Form 10-K
period 2003-12-31
INTEGRITY MEDIA INC
filed 2004-04-14
CIK 922865

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  [   ] No [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing price of the Class A Common Stock on the Nasdaq National Market on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,511,361.14. Solely for the purpose of the foregoing calculation, all executive officers and directors of the registrant have been deemed to be “affiliates” of the registrant.

     The number of shares of the registrant’s Class A Common Stock, $0.01 par value per share, outstanding at March 12, 2004 was 2,384,783.

     The number of shares of the registrant’s Class B Common Stock, $0.01 par value per share, outstanding at March 12, 2004 was 3,385,000.

Special Cautionary Notice Regarding Forward-Looking Statements

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Media, Inc. and Subsidiaries (the “Company” or “Integrity”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. For any forward-looking statements contained, or incorporated by reference, herein, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. Any forward-looking statements represent management’s estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

PART I.

ITEM 1. BUSINESS

Introduction

     Integrity Media, Inc. and Subsidiaries is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity’s music product formats include cassettes, compact discs, videos, DVD’s and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children’s music, gospel music for the African-American audience, youth music and live worship music for adult audiences. In July 2002, Integrity announced the purchase of INO Records, LLC (formerly M2 Communications, L.L.C.), an artist-based independent Christian music company headquartered in Nashville, Tennessee. The purchase of INO Records, LLC allowed the Company to enter the Adult Contemporary/Rock segment of Christian music. The Company’s Integrity Publishers division, created in 2001, produces and publishes Christian books. The first product offerings were released in the third quarter of 2002. The Company first recorded sales from the INO Records and Integrity Publishers divisions in the third quarter of 2002.

     Integrity’s recorded music products fall into two broad categories (i) concept products which are centered on a specific theme, such as Praise and Worship music and (ii) artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products for certain Praise and Worship artists. Integrity’s products also include software and printed music, such as songbooks and sheet music, designed primarily for distribution to churches and choral groups. Integrity’s book products are categorized in one of four categories: Inspirational, Christian Living, Youth or Fiction.

     Integrity’s products are sold primarily through retail stores and direct-to-consumer channels throughout the United States and in 168 other countries worldwide. The Company has determined that its business is operated in segments based on distribution channels. For specific information regarding the financial performance of each segment, see Note 10 of the Notes to Consolidated Financial Statements.

     Integrity was organized as an Alabama corporation on May 1, 1987, and was reincorporated in Delaware on October 1, 1993.

Products

  Concept Products

     Praise and Worship concept products are centered around a specific theme or event rather than being focused on a specific artist. The Company’s original concept product series, Hosanna! Music®, consists of live recordings of Praise and Worship music sung by an audience and worship leader rather than a performing artist. The Company’s Hosanna! Music® series has proven to be a successful product line having just released its 121st recording in March 2004.

     The Company’s concept product line now includes: Hosanna! Music®, FairHope Records®, Songs4Worship®, iWorship®, World’s Best Praise and Worship®; and Integrity Notes®, a series of greeting cards for general occasions and specialty cards related to seasonal events, featuring verses from our Praise and Worship songs.

   Artist Products

     In addition to concept products, the Company also produces artist recordings in which the artist is the main focal point. These products have recently included “Satisfy” with Kathryn Scott, “Bigger Than My Imagination” with Michael Gungor and “Worship With Natalie Grant and Friends by Natalie Grant. Some of the recent artist products released by the INO Records, LLC are “Kiss of Heaven” with Darlene Zschech, “The Throne Room” with CeCe Winans and “A Beautiful Glow” with Rock & Roll Worship Circus.

  Other Products

     The Company has also produced a variety of other types of products, such as musical video products featuring recordings of live performances by the Company’s artists, such as the Gold certified “Shalom Jerusalem” with Paul Wilbur, and the children’s music series, Just-For-Kids®, featuring the Donut Man®, which includes multiple Gold and Platinum certified videos. Other videos include the Gold certified Praise! Aerobics®, Praise and Worship music recorded specifically for aerobic exercises. Other products include Integrity Music Worship Software®, designed to assist music ministers in the selection of songs (over 5,000 featured), planning rehearsals and services, and reviewing song usage tracking. The Company, in partnership with two other Praise and Worship music companies, has also produced the Double-Platinum certified “WoW Worship (Blue),” the Platinum certified “WoW Worship (Orange)” and the Gold certified “WoW Worship (Green).” The Company has also developed the Songs4Worship series in conjunction with Time Life Music, which includes the Double-Platinum certified “Songs4Worship – Shout To The Lord” and the Gold certified “Songs4Worship – Holy Ground.” In late 2002, the Company released the iWorship series, featuring popular contemporary and emerging modern worship songs on CD, along with DVDs that provide breathtaking visuals, sing-along lyrics and click-tracks for musicians and worship leaders. The first release in the series was certified Gold by the Recording Industry Association of America (RIAA) in January 2003 and certified Platinum in October 2003.

     Integrity’s Christian music products also include printed music such as songbooks and sheet music designed primarily for distribution to churches and choral groups. The Company produced “God With Us,” winner of the 1994 Gospel Music Association Dove Award for best musical, which has remained on the best sellers list on the non-seasonal musical charts for eight years running. Other musicals include “God For Us,” “Let Your Glory Fall,” “God In Us,” “We Believe” and “Redeemer, Savior, Friend.” Other printed music products include orchestrations, octavos and “The Celebration Hymnal”, a joint venture with Word Entertainment (“Word”), featuring over 700 songs and hymns. Sales of this hymnal had exceeded one million units by year-end 2003.

     Integrity Publishers, Inc., the Company’s book publishing division, released its first Christian books into the market in the third quarter of 2002.

Product Creation

     The Company’s music product development process is based upon the creation of new concept or artist products that are designed, scripted and marketed to respond to a specific demand. Integrity Music and INO Records, LLC each conduct planning processes for each new product in order to determine whether the final product is likely to be successful in the market for which it is designed.

     New product concepts for Integrity Music are based on responses to surveys of the Company’s current customer base as well as other market and product research conducted by the Company and by independent consultants. Once a new product concept has been identified, the concept is reviewed and discussed by representatives of Integrity’s creative, marketing and finance divisions. If the product concept is approved by that group, then Integrity assembles a creative team, which includes one or more artists and producers, generally employed on a freelance or contract basis, and members of Integrity’s creative division.

     Following the development of the Integrity Music product concept, the product is recorded in live settings at churches or civic auditoriums, in independent studios in cities such as Los Angeles, California or Nashville, Tennessee, or at Integrity’s studio in Mobile, Alabama. A significant amount of recording is done in independent studios. The studios in Mobile, Alabama are mainly used as a post-production facility where the recordings are edited and mixed. The manufacturers receive the master recordings from Integrity in digital format and then produce a master to be used in the manufacturing process. The Company reviews the final manufacturing master prior to production to ensure that the quality of the recording has been maintained.

     The Company’s book product development process begins with the signing of a contract with the author. The author and the Company negotiate on the concept for the book. Once agreement has been reached on a concept, the author will create a manuscript for submission to the Company for editorial changes. Design for the interior and exterior of the book and marketing plans are formulated accordingly. The Company’s own editorial staff provides final approval before the book is manufactured.

Distribution

     The Company distributes its products domestically through two primary channels: direct-to-consumer and retail markets. In addition, the Company has an international distribution network that reaches markets in 168 countries.

  Direct-To-Consumer

     The Company’s direct-to-consumer activities are based on a variety of methods designed to reach the consumer directly. Among the methods are continuity clubs, through which the member receives a new selection every six to eight weeks and is billed for each product. Shipments continue until the Company is instructed to cancel the membership. This differs from certain other music clubs in which members have a “negative option” allowing them to decline monthly selections before they are mailed and in which their only obligation is to purchase a certain number of products over a stated period of time.

     The Company rents mailing lists that include subscribers to Christian magazines, purchasers of Christian mail order products and donors to Christian ministries. When available, the Company obtains new mailing lists to conduct a one-time solicitation in an approved direct mailing. Once a response is received by Integrity, the customer’s name is added to the Company’s own mailing list. Integrity also builds its direct-to-consumer database through space advertisements in Christian magazines, television advertising and Internet marketing.

     The Company’s first continuity club, Hosanna! Music®, released its 121st recording in March 2004. Currently the Company operates several continuity clubs, including the Songs4Worship and Integrity Notes® series. The clubs are launched with a mailing of a new product announcement and solicitation to as many as 500,000 people. After the initial mailing, the Company postpones further direct mail solicitation campaigns for up to six months, utilizing the time to study the response and evaluate the sustainability of the initial members. If the initial membership proves to be sustainable based on product shipments, the Company will roll out the club in an extensive direct mail effort to an average of 900,000 people.

     In addition to continuity clubs, the Company’s direct-to-consumer program includes mail order catalog sales, telemarketing, one-time offers to active customers, television offers and sales through the Internet. The mail order catalog and telemarketing programs are designed to increase sales to the Company’s current customers by increasing their awareness of Integrity’s full line of products, as well as to develop new customers for Integrity products. The Company operates its Internet activity through integritymusic.com and songs4worship.com. We have also expanded our marketing through direct response television including the Songs4Worship series advertising with Time Life Music. The Direct-to-Consumer segment also includes direct sales to churches of printed products, including “The Celebration Hymnal,” which features over 700 songs and hymns and was introduced in 1997 in a joint venture with Word Entertainment.

  Retail Markets

     Integrity’s music retail sales activities target two markets: the Christian retail market (“CBA”), which includes sales of choral music products, and the general retail market.

     The Company currently utilizes Word Entertainment, a division of Warner Music Group, to serve the CBA market. All CBA orders are fulfilled through Word, which is responsible for warehousing Integrity Music and INO Records, LLC products. Products are shipped and invoiced based on orders received directly from Word’s sales force through a computerized order entry system. Word services the Company’s customers from one warehouse located in Tennessee. Word is the number two distributor in the CBA market according to SoundScan’s Top 2003 CBA Distribution Group Share chart.

     Distribution of our products to the general retail market (i.e., Walmart, Target, etc.) is done through the Company’s global marketing and distribution agreement with Sony Music Entertainment and its subsidiary Epic Records. Products released by INO Records, LLC prior to its acquisition by Integrity are distributed by Warner Music Group for distribution to the general retail market.

     The Company’s Integrity Publishers subsidiary utilizes G. L. Services for distribution of its products to CBA stores, the general market, and ABA stores (i.e. Barnes & Noble, Books-a-Million, etc.). G.L. Services warehouses the Company’s book products in one warehouse located in Cincinnati, Ohio.

     Retail sales efforts are overseen by an in-house sales staff and supported by Integrity’s own in-house staff for marketing, covering such things as point-of-purchase advertising, radio promotion, and product publicity. The Company also utilizes the marketing expertise of several outside marketing firms.

  International

     The Company’s international sales are made through a subsidiary located in the United Kingdom (responsible for Europe), a subsidiary located in Australia (responsible for Australia, New Zealand and the Solomon Islands), a subsidiary located in Singapore (responsible for Singapore and Myanmar), a subsidiary located in South Africa (responsible for South Africa) and an office located at the Company’s headquarters in Mobile, Alabama (responsible for Latin America). Products are sold to more than 60 independent distributors who are licensed to manufacture Integrity’s music products from master recordings and distribute them in a country or region and to approximately 18 importers to whom the Company provides products. The Company’s international distribution network reaches markets in 168 countries. The Company continually evaluates ways to expand into various markets through importers or through distributors licensed to produce Integrity products from a master recording. For specific financial information regarding the geographic areas that the Company’s international distribution network reaches, see Note 10 to Notes to Consolidated Financial Statements.

     The Company also develops music products specifically for certain markets. This effort includes recording songs in indigenous languages as well as utilizing local artists and local songs to produce the recordings. Integrity currently produces music products in the Russian, Spanish, Mandarin Chinese, French, German, Hindi, Portuguese and Indonesian languages. Some of Integrity’s artists are also involved in live performance tours to various countries.

Song Publishing

     The Company’s song catalog has accumulated ownership rights for over 2,800 songs and has generated a significant amount of royalty income from use by third parties. A majority of the songs appearing on Integrity recordings are published from the Company’s song catalog.

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

     The Company licenses the use of its songs to churches through Christian Copyright Licensing, Inc. (“CCLI”). Through CCLI, churches in the United States are able to pay one licensing fee for the use of numerous Christian song copyrights. The Company is paid a percentage of the licensing fees collected by CCLI based on CCLI’s estimates of the percentage of Integrity songs utilized by the churches.

Warehousing and Fulfillment

     The Company currently contracts with Word Entertainment, a division of Warner Music Group, for its CBA retail market warehousing, physical inventory and distribution functions of its music products. Word is one of several companies that provide this service in the CBA market. All of the Company’s music products are sold in the CBA retail market by Word’s sales force. Direct-to-consumer fulfillment services, including order receipt and processing, data fulfillment services, database management and payment processing, are handled by Integrity’s own staff in Mobile. Integrity’s own distribution center located in Mobile is responsible for its direct-to-consumer and international warehousing, physical inventory and distribution functions. The Company’s Integrity Publishers subsidiary utilizes G.L. Services for warehousing and fulfillment of its products for the CBA, ABA and general markets. Most of our products are sold on a returnable basis, which is standard music and book publishing industry practice.

Copyrights and Royalty Agreements

     The Company’s music and book products are protected under applicable domestic and international copyright laws. In addition, Integrity currently has ownership rights to approximately 2,800 songs, which are also protected under copyright law.

     In general, works that are protected under copyright laws are proprietary, which means that for a fixed period of time the copyright owner has the exclusive right to control the publication (or other reproduction) of the copyrighted work. Subject to the compulsory licensing provisions of the United States Copyright Act covering audio recordings, a copyright owner may license others to publish, reproduce, or otherwise use its copyrighted work, on an exclusive or nonexclusive basis, subject to limitations (such as duration and territory) and upon such other terms and conditions, including royalty payments, as the copyright owner may require. Despite these protections, the Company’s revenues may be adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as “piracy,” and by home taping for personal use. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.

     Integrity pays music royalties in two different categories. The Integrity songwriters are paid by Integrity’s song publishing division when their songs are used on an Integrity product, when used in public performances such as CCLI use in churches and when used on third-party products. Artists, producers and other song publishers are paid based on Integrity’s sales of products containing their works. Integrity owns the majority of the songs it produces, and does not have to pay publisher royalties to third parties for those songs. Integrity’s book publishing division pays royalties to authors and literary agents based on the number of units sold.

Seasonality

     Retail sales for music and books are typically higher in the third and fourth quarters because of holiday promotions. Direct-to-Consumer sales are typically higher in the first quarter as a result of significant marketing promotions in late December. Direct-to-Consumer promotions require a build up in inventory in the fourth quarter and as a result, sales and accounts receivable increase in the first quarter. It is important to note that sales from quarter to quarter depend heavily on marketing promotions and new product releases. Accordingly, results of operations in any one quarter may not be indicative of results of operations for the entire year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.

Competition

     The Company faces intense competition for discretionary consumer spending from numerous other music companies, book publishers and entertainment companies that utilize various formats, including audio recordings, film, video and other media. Integrity competes directly with the products of other record companies, book publishers and music publishers that distribute Christian music and books to Christian bookstores, as well as with a number of secular companies. Many of the Company’s competitors have substantially greater financial resources than Integrity. The Company competes on the basis of its ability to produce new products that are attractive to consumers, sign established and new artists, songwriters and authors and gain access to distribution channels.

     Many of the Company’s competitors have significantly longer operating histories and greater revenues from their music and book product lines. The Company’s ability to continue to compete successfully will be largely dependent upon its ability to build and maintain its reputation for quality Christian music and books, as well as other communication products. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.

Employees

     As of December 31, 2003, the Company employed 218 individuals, 146 of whom were located at the Company’s Mobile, Alabama, headquarters and 21 were located at the Tennessee offices of Integrity Publishers, Inc. and INO Records, LLC.

     The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Government Regulation

     The Company’s direct-to-consumer program is subject to federal regulations governing unfair methods of competition and unfair or deceptive acts and practices in or affecting commerce. These regulations generally prohibit the solicitation of any order for sale of merchandise through the mail unless at the time of solicitation the seller has a reasonable basis to expect that he will be able to ship the merchandise within the time period indicated or within thirty days if no time period is indicated. If there is any delay in the applicable time period, the regulations require the seller to give the buyer the option to cancel the order and receive a prompt refund or consent to a delay in shipment. Management believes that the Company is in full compliance with the applicable federal regulations governing its direct-to-consumer programs.

Privatization

     On March 2, 2004, the Company issued a press release announcing the execution of a merger agreement with Kona Acquisition Corp. that would have the effect of taking the Company private. Kona Acquisition Corp. is wholly owned by P. Michael Coleman, Integrity’s principal stockholder, President and Chief Executive Officer. The closing of this merger is contingent upon Kona’s financing and approval by a majority of Integrity’s stockholders who are unaffiliated with management.

ITEM 2. PROPERTIES.

     The Company owns a 65,000 square-foot headquarters and studio facility in Mobile, Alabama, which houses its executive offices, management and sales staff. Part of this facility (approximately 25,000 square feet) was constructed in 1983. The main building in the campus, a 40,000 square foot facility, was completed in mid-2003. These facilities are pledged as security for the Company’s indebtedness. The Company leases a 30,000 square foot building located in Mobile, Alabama, which houses its distribution and warehousing center. The Company leases approximately 10,700 square feet of office space in Brentwood, Tennessee, to house its book publishing subsidiary, Integrity Publishers, Inc., its INO Records, LLC subsidiary, and offices to house a Christian film division. The Company leases office space for International operations in Eastbourne, UK, Singapore, Singapore, Toowoomba, Australia, and Durban, South Africa.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings that management believes will have a material effect on Integrity’s business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2003.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Integrity’s Class A Common Stock is traded on The Nasdaq National Market under the symbol “ITGR”. There is no established public trading market for Integrity’s Class B Common Stock. The table below sets forth the quarterly high and low sales price as reported on The Nasdaq National Market and The Nasdaq SmallCap Market for the Class A Common Stock from January 1, 2002 through March 12, 2004. The last sale price of the Class A Common Stock on March 12, 2004 was $6.40.

	High	Low
Fiscal Year 2002
First Quarter	$6.45	$4.77
Second Quarter	$7.48	$5.15
Third Quarter	$7.15	$4.65
Fourth Quarter	$5.56	$3.75
Fiscal Year 2003
First Quarter	$5.66	$4.25
Second Quarter	$5.17	$4.28
Third Quarter	$5.34	$3.50
Fourth Quarter	$6.10	$3.30
Fiscal Year 2004
First Quarter through March 12, 2004	$6.50	$5.85

     As of March 12, 2004, there were approximately 191 holders of record and approximately 1,500 beneficial owners of Integrity’s Class A Common Stock, and three holders of record of Integrity’s Class B Common Stock.

     Integrity has never declared or paid any cash dividends on its shares of Class A or Class B Common Stock or any other of its securities. The current policy of Integrity’s Board of Directors is to retain any future earnings to provide funds for the operation and expansion of Integrity’s business, and, therefore, the Board of Directors does not anticipate paying any cash dividends in the foreseeable future. In addition, Integrity’s ability to pay dividends is limited by its existing credit agreement and may be limited in the future by the terms of then-existing credit facilities. See Note 6 of the Notes to Consolidated Financial Statements.

     The Company’s Class A Common Stock was listed on The Nasdaq SmallCap Market effective October 2, 1998 and on The Nasdaq National Market effective November 20, 2001.

Equity Compensation Plan Information

     The following table provides information about the equity securities of the Company that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2003.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon		Future Issuance Under
	Exercise of	Weighted Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	0 (1)	$7.54	350,000
	287,722 (2)	$3.3970	0
	40,000 (3)	$5.9750	20,000
Equity Compensation Plans Not Approved by Stockholders	233,244 (4)	$2.6842	0
	5,000 (5)	$3.8850	0
Total	565,966		370,000

(1)	Integrity Incorporated 2001 Long-Term Incentive Plan

(2)	Integrity Incorporated 1999 Long-Term Incentive Plan

(3)	Integrity Incorporated 2002 Stock Option Plan for Outside Directors

(4)	1994 Stock Option Plan

(5)	1994 Stock Option Plan for Outside Directors

     The 1994 Stock Option Plan (the “1994 Plan”) permitted grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards to employees and officers. Under the 1994 Plan, 233,244 options were outstanding at December 31, 2003. No further options will be granted under the 1994 Plan.

     The 1994 Stock Option Plan for Outside Directors (the “1994 Directors’ Plan”), granted 1,000 options to purchase Class A Common stock annually to Directors following each annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. At December 31, 2003, there were 5,000 options outstanding under the 1994 Directors Plan. No further options will be granted under the 1994 Directors’ Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical balance sheet and statement of operations data presented below for each of the five years in the period ended December 31, 2003 have been derived from the Company’s audited consolidated financial statements.

     As discussed in Note 2 of the notes to our consolidated financial statements in “Item 15.” Financial Statements and Supplemental Schedule,” we have restated our financial statements as of and for the fiscal years ended December 31, 2002 and 2001.

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

			Year Ended December 31
	(in thousands, except per share data)
			2001
			(Restated)
STATEMENT OF OPERATIONS	2003	2002	(2)	2000	1999
Net sales	$74,264	$66,345	$70,958	$51,819	$45,326
Cost of sales	37,233	32,178	38,089	27,072	22,268

Gross profit	37,031	34,167	32,869	24,747	23,058
Marketing and fulfillment expenses	13,690	13,897	12,983	10,496	10,404
General and administrative Expenses	19,586	16,138	15,246	10,698	9,751

Income from operations	3,755	4,132	4,640	3,553	2,903
Interest expense (net)	415	273	281	932	1,292
Other (income) expense	1	126	184	137	(352)

Income before minority interest And taxes	3,339	3,733	4,175	2,484	1,963
Income tax (expense) benefit	(1,249)	(1,263)	(1,412)	(600)	(481)
Minority interest, net of tax	(208)	(254)	(105)	(188)	(55)

Net income	$1,882	$2,216	$2,658	$1,696	$1,427

Net income per share – Basic	$0.34	$0.40	$0.47	$0.30	$0.26

Net income per share – Diluted	$0.32	$0.37	$0.43	$0.28	$0.24

Weighted average number of shares outstanding
Basic	5,611	5,599	5,638	5,615	5,579
Diluted	5,958	6,010	6,238	6,058	6,032

			As of December 31
			(in thousands)
		2002	2001
		(Restated)	(Restated)
BALANCE SHEET DATA	2003	(2)	(2)	2000	1999
Working capital	$4,881	$6,069	$7,997	$5,787	$8,179
Total assets	51,505	40,673	31,199	27,232	29,341
Total bank debt (1)	14,309	9,470	4,878	4,034	8,705
Stockholders’ equity	19,718	17,884	15,265	15,956	14,289

(1)	Includes discount of $0 at December 31, 2003, $0 at December 31, 2002, $0 at December 31, 2001, $403 at December 31, 2000 and $649 at December 31, 1999.

(2)	We have restated financial statements for 2001 and 2002 as a result of matters related to our U.K. subsidiary. See Note 2 of financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the Notes thereto included elsewhere herein.

OVERVIEW

     Integrity Media, Inc. and Subsidiaries is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity’s music product formats include cassettes, compact discs, videos, DVD’s and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children’s music, gospel music for the African-American audience, youth music and live worship music for adult audiences. In July 2002, Integrity announced the purchase of INO Records, LLC, an artist-based independent Christian music company headquartered in Nashville, Tennessee. The purchase of INO Records, LLC allowed the Company to enter the Adult Contemporary/Rock segment of Christian music, which represents over 30% of the Christian music market at year end 2003. The Company’s Integrity Publishers division, created in 2001, produces and publishes Christian books. The first product offerings were released in the third quarter of 2002, with a total of 16 books published during the year. The Company first recorded sales from the INO Records, LLC and Integrity Publishers divisions in the third quarter of 2002.

     Integrity’s recorded music products fall into two broad categories (i) concept products which are centered on a specific theme, such as Praise and Worship music and (ii) artist products, in which the artist is the focal point. In addition to recorded music, Integrity produces Christian music video products for certain Praise and Worship artists. Integrity’s products also include software and printed music, such as songbooks and sheet music, designed primarily for distribution to churches and choral groups. Integrity’s book products are categorized in one of four categories: Inspirational, Christian Living, Youth or Fiction.

     Integrity’s products are sold primarily through retail stores and direct-to-consumers throughout the United States and in 168 other countries worldwide. The Company has determined that its business is operated in segments based on distribution channels. For specific information regarding the financial performance of each segment, see Note 11 of the Notes to Consolidated Financial Statements.

     These distribution channels are Retail, Direct to Consumers, International, Book Publishing and Other channels. The Retail channel primarily represents sales to Christian retailers through Word, special event sales, sales of choral products and sales to the general market through Sony Music Entertainment and its subsidiary Epic Records. Direct-to-Consumers primarily represents sales from direct mail programs but also includes Internet sales, television sales and sales of print products directly to churches, including sales of the Celebration Hymnal through a joint venture controlled by the Company. The International channel represents an international distribution network that reaches markets in 168 countries. All transactions with foreign entities, whether they are shipped from the United States or from one of the Company’s four subsidiaries in Singapore, the United Kingdom, Australia and South Africa, are reported in this segment. Christian retailers are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Book Publishing segment represents sales by our Integrity Publishers, Inc. division and includes sales to Christian retailers as well as sales to the general retail market. The Other segment includes copyright revenue and other distribution sales.

     The Company’s operating results may fluctuate significantly due to new product introductions, the timing of selling and marketing expenses, seasonality and changes in sales and product mixes.

     On March 2, 2004, the Company issued a press release announcing the execution of a merger agreement with Kona Acquisition Corp. that would have the effect of taking the Company private. Kona Acquisition Corp. is wholly owned by P. Michael Coleman, Integrity’s principal stockholder, President and Chief Executive Officer. The closing of this merger is contingent upon Kona’s financing and approval by a majority of Integrity’s stockholders who are unaffiliated with management. Upon final execution of this merger, the following changes will occur in the

Company’s debt structure: the LaSalle term loan will increase by $1.5 million; an additional $15 million in debt will be obtained through a mezzanine lender; and the maximum line of credit with LaSalle will increase from $9 million to $12 million. The Company believes that should the merger occur, the plan financing will be adequate to fund the Company’s operations for at least the next 12 months.

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

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104) which supercedes SAS 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. We derive our revenue from two primary sources: (1) product sales from CD’s, cassettes, or books; and (2) copyright revenue from third-party use of our product masters and song catalog.

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

     Revenue earned from licensing the use of songs or product masters in the Company’s song catalogs is generally recognized as payments are received from licensees. If the Company has information related to the licensed use of songs that would result in the revenue being fixed and determinable, and collection reasonably assured, then revenue is recognized in the periods in which the license revenue is earned.

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

     Our accounts receivable balance at December 31, 2003 was $10.8 million, net of allowances for returns of $1.6 million and net of allowances for doubtful accounts of $721,000.

Product Masters

     Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives, using a method that reasonably relates to the amount of net revenue expected to be realized, not to exceed a three year period. Management periodically reviews the product masters amortization rates and adjusts the rate based on management’s estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master, and studio facility charges. A significant portion of these product master costs are capitalized costs of the Company’s resources, both personnel and equipment related, that can be primarily associated with the creation of the product master. Because consumer tastes, which are unpredictable and constantly changing, primarily determine the commercial success of any work, estimates must be made regarding future sales. Changes in management’s judgment or estimates could result in different amortization rates, or an immediate write-off of the balance related to a product.

     Our product masters balance at December 31, 2003 was $4.7 million, net of accumulated amortization of $22.3 million.

Advance Royalties and Royalties Payable

     Royalties earned by publishers, authors, producers, songwriters and artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized based on past performance, current popularity or judgments made by management of the future success of the artist/author. These royalty advances are deemed to be recoverable from future royalties to be earned by the artist/author. Such capitalized amounts are included as a component of Other Current Assets in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of advance royalties and prepaid publishing totaled $3.9 million at December 31, 2003. The Company expects that any royalty advances will be recouped over future sales, however, should circumstances prove otherwise, such amounts would be expensed immediately.

     Royalties payable to publishers, authors, producers, songwriters and artists from the related product sale or from the related copyright revenues are recorded in the period in which the revenue is recognized. Royalties payable are reduced for the estimated royalties that will not be paid due to product returns and bad debts based on historical experience. Royalty payments for music products are generally made on a quarterly basis, 45 days after the end of a quarter. Royalty payments to publishers, authors and literary agents for book products are generally made in six-month cycles, 60 to 90 days after the close of a period. The amount of royalties payable totaled $6.6 million at December 31, 2003.

Intangible Assets

     In conjunction with the acquisition of INO Records, LLC, on June 28, 2002, the Company recorded $5.3 million of artists contracts as an intangible asset. This asset is amortized on a straight-line basis over seven years, which is the period the underlying value is expected to be realized. On an annual basis the Company assesses the carrying value of its intangible assets to determine whether trends or events may have caused the carrying value of such intangible assets to exceed their net realizable value. No such trends or events were noted in the three year period ended December 31, 2003. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

     After experiencing turnover of certain accounting personnel at our United Kingdom subsidiary, while in the midst of testing internal controls, evaluating the effectiveness of current procedures, and implementing system changes, the Company identified certain account reconciliation adjustments with respect to accounts receivable and accounts payable and certain marketing costs incorrectly deferred, the aggregate of which totaled $245,000 ($153,000, net of tax) and relate to fiscal year 2001 and prior periods. The resultant restatement has been recorded entirely in 2001 as the Company is unable to determine the impact on periods prior thereto. The impact of these errors also impacted the 2002 consolidated balance sheet, consolidated statement of changes in stockholders’ equity, consolidated statement of cash flows and the foreign currency translation adjustment and comprehensive income lines in our 2002 statement of operations. The financial information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the correction of the errors described in Note 2 of the consolidated financial statements.

     The following table sets forth consolidated operating results expressed as a percentage of net sales for the periods indicated.

	Percentage of Net Sales
	Year Ended December 31
			2001
			(Restated,
	2003	2002	see Note 2)
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	50.1%	48.5%	53.7%
Gross Profit	49.9%	51.5%	46.3%
Marketing and Fulfillment Expenses	18.4%	20.9%	18.3%
General and Administrative Expenses	26.4%	24.3%	21.5%
Income from operations before taxes and minority interest	4.5%	5.6%	5.9%

The year ended December 31, 2003 (“2003”) compared to the year ended December 31, 2002 (“2002”)

     Net sales increased $7.9 million, or 11.9%, from $66.3 million in 2002 to $74.3 million in 2003. This variance was due to increases in three primary areas – INO Records (formerly M2 Communications., name changed September 30, 2003); Integrity Publishers; and Sarepta (our subsidiary located in South Africa). Combined, these three areas recorded an increase of $10.6 million, or 90.3%, in 2003 compared to 2002. Sales in the remainder of the Company declined $2.7 million, or 4.9%, in 2003 compared to 2002 principally due to the decline of Songs4Worship and WoW sales.

     INO Records (INO), acquired in June 2002, reported sales of $12.8 million, an increase of $5.2 million, or 69% ahead of partial-year sales of $7.6 million in 2002. The best selling albums in 2003 were “Almost There” and “Spoken For” by Mercy Me; “Kiss of Heaven” by Darlene Zschech; “Throne Room” by CeCe Winans; “Visit Us” by Terry MacAlmon; and “Live This Is Your House” by the Brooklyn Tabernacle Choir. Mercy Me’s album, “Almost There” was again the top-seller in 2003. “I Can Only Imagine,” the hit single from this album crossed-over into mainstream radio during 2003 and climbed as high as number 4 in the Adult Contemporary charts in November 2003. INO is scheduled to release their third album from Mercy Me in the second quarter, 2004.

     Integrity Publishers, the Company’s Christian book publisher and subsidiary, began as a start-up in August, 2001 and released its first catalog of titles in the third quarter, 2002. Revenues in 2003 were $8.2 million, an increase of $ 4.1 million, or 99.0%, compared to the partial-year sales of $4.1 million in 2002. The major book releases in 2003 included “The Right Thing” by Scott Waddle; “The Yada Yada Prayer Group” by Neta Jackson; “Memory Bible”; and “The Ten Offenses” by Pat Robertson. “It’s Not About Me”, a book by Max Lucado, the number one non-fiction Christian author, is scheduled for release by Integrity Publishers in the first quarter, 2004.

     Sarepta, the Company’s South African subsidiary, was acquired on March 31, 2003. Revenues for the partial year were $1.3 million compared to none in 2002.

     Songs4Worship sales declined from $13.4 million in 2002 to $9.0 million in 2003. Songs4Worship is a continuity series of Praise and Worship compilations that was developed in partnership with Time Life Music. This series was launched in late 2000 and according to Time Life Music, was the most successful product launch in Time Life Music’s history. After its record-breaking success in 2001 with sales of $24.5 million, revenues have declined to $13.4 million in 2002 and $9.0 million in 2003. The Company continues to sell and market all products in the Songs4Worship series and continues discussions and testing with Time Life and other partners regarding new products ideas and line extensions.

     WoW Worship revenues declined from $1.6 million in 2002 to $368 thousand in 2003. The WoW Worship albums, also a compilation of Praise and Worship songs, were developed in partnership with two other Christian music companies. The partnership agreement provided for the development, release, and marketing of three albums, WoW Worship Blue in 1999; WoW Worship Orange in 2000; and WoW Worship Green in 2001. Since the WoW agreement was not renewed, there was not a WoW Worship product release for year 2002. Although the Company continues to sell all three WoW albums, the demand for these albums continues to decline as evidenced by the sales decline in 2003.

     In July, 2002, the Company announced the launch of a new product – Integrity’s iWorship. Considered by the Company to be the WoW Worship series replacement, Integrity’s iWorship was jointly developed by INO Records, and another Christian music company. Helped by the second major release in this series in the fall, 2003, sales of Integrity’s iWorship products were $3.5 million in 2003, an increase of $1.2 million, or 61% over 2002. The third release in this series is scheduled for the Fall, 2004.

     The following historical analysis shows the percentage of sales by segment:

			2001 (Restated,
	2003	2002	see Note 2)
Retail Markets	47.4%	50.2%	47.1%
Direct-to-Consumer	20.3%	24.1%	41.7%
International	14.0%	14.5%	11.2%
Book Publishing	11.1%	6.2%	0%
Other	12.6%	13.7%	12.7%
Eliminations	(5.4)%	(8.7%)	(12.7%)

     To summarize the segments of the Company, sales in the Retail segment were $35.2 million in 2003 compared to $33.3 million in 2002, an increase of 5.8%. Significant items were the increase in INO sales of $5.2 million; increase in Integrity’s iWorship sales of $1.5 million; decrease in WoW Worship sales of $1.2 million; and a decrease in Songs4Worship sales of $1.7 million. Generally, retail sales were negatively impacted in 2003 due to the poor economic conditions in the second quarter due primarily to the impact of the Iraqi war. Sales in the Direct-to-Consumer segment were $15.1 million in 2003 compared to $16.0 million in 2002, a decrease of 5.9%. This decrease was due primarily to a reduction in Songs4Worship sales of $2.1 million. Sales in the International division were $10.4 million in 2003 compared to $9.6 million in 2002, an increase of 7.5%. Significant items in this segment were the $1.3 million incremental sales for Sarepta (acquired on March 31, 2003); increase in sales of $458 thousand due to the weakening of the $US dollar versus currencies in the UK, Australia, and Singapore; and a reduction in Songs4Worship sales of $1.0 million. Sales in the Other segment were $9.4 million in 2003 compared to $9.1 million in 2002, an increase of 3.9%. This increase was due primarily to an increase in copyright income in 2003 compared to 2002.

     Gross profit increased $2.9 million, or 8.4% to $37.0 million in 2003 compared to $34.2 million in 2002. This increase in gross profit was due to the increase in sales described earlier. Gross profit as a percentage of sales decreased to 49.9% in 2003 from 51.5% in 2002. This decrease in percentage of sales is primarily due to lower margins for the sales of INO and Sarepta, where gross margins as a percentage of sales were 42.1% and 40.2%, respectively. The gross margin percentages are lower for INO because of the nature of their artist contracts. Because the majority of their artists assume the costs of marketing and promoting their products, artist royalties are higher and margins lower. Sarepta’s margins are lower because they are primarily a wholesale distributor. The gross margin percentage in the Retail segment increased slightly from 44.8% in

2002 to 45.6% in 2003 due primarily to changes in sales mix. The gross margin in the Direct-to-Consumer segment increased from 52.5% in 2002 to 59.5% in 2003 due primarily to lower Songs4Worship sales to Time Life, increased registrations for the Company’s Seminars 4 Worship training seminars, and changes in sales mix. Gross margins on sales to Time Life are lower because sales are made to them at wholesale prices. The gross profit percentage in the International segment decreased from 46.2% in 2002 to 45.7% in 2003. Factors contributing to this percentage decline were higher royalty costs on International Lease Revenues, increase in lower-margin Songs4Worship sales to Time Life for sale in Latin America, and higher royalty costs and shipping costs in the UK subsidiary. Helping partially offset this gross margin percentage decline was a favorable increase in Singapore from 19.0% in 2002 to 41.0% in 2003. The 2002 margins were negatively impacted due to additional reserves for excess and obsolete inventory booked in 2002. The gross profit percentage in the Book Publishing segment declined from 57.4% in 2002 to 53.2% in 2003 due primarily to additional reserves for returns booked in 2003. Because actual returns in the first quarter, 2003 increased the rolling twelve month return percentage above the established return reserve of 18%, the Company increased the return reserve for the Book publishing segment from 18% to 20%. The Company expects that gross margins for the Book Publishing segment will be consistent with 2003 levels in the future. The gross margin percentage in the Other segment decreased from 48.7% in 2002 to 38.9% due primarily to increased adjustments to product masters amortization in 2003 compared to 2002. This amortization adjustment is a result of management’s periodic analysis of the net book value of a product master in relation to the product sales generated by the product master. These amortization expenses are included in the Other segment and not allocated specifically to other segments.

     The Company’s gross margins are historically higher in the Direct-to-Consumer segment, where sales are generally at retail value. The Retail segment’s gross margin is affected by the sales mix of products that we distribute for third parties and artists products, which generally have lower gross margins than concept products. Due to growth anticipated in the Direct-to-Consumer segment in 2004, management anticipates that the overall gross margin percentage for the Company will be higher in 2004 than in 2003.

     The following table shows the gross margin by operating segment:

	Year Ended December 31
Gross margin	2003	2002
Retail	45.6%	44.8%
Direct-to-Consumer	59.5%	52.5%
International	45.7%	46.2%
Book publishing	53.2%	57.4%
Other	38.9%	48.7%
Eliminations	(18.8)%	(6.3)%
Consolidated	49.9%	51.5%

     Operating profit in the Retail segment increased 13.0% from $5.3 million in 2002 to $6.0 million in 2003 due primarily to the increase of $670 thousand in operating profit for INO. Operating profit for the remaining retail channels for the Company were relatively flat in 2003 compared to 2002 due to the economic conditions in the second quarter, 2003, increased marketing expenses, and the reduction in retail Songs4Worship sales.

     Operating profit in the Direct-to-Consumer segment increased 70.3% from $1.8 million in 2002 to $3.0 million in 2003. This increase was due primarily to improvements in operating profit for the Company’s core continuity clubs – Hosanna One, Hosanna Songsheet, Hosanna Two, Integrity Notes, and Songs4Worship. Though total sales for these core clubs decreased approximately $2.3 million in 2003 compared to 2002, the improvement was accomplished by spending approximately $2.0 million less in marketing and fulfillment expenses in 2003 compared to 2002.

     Operating profit in the International segment decreased 46.0% from $1.2 million in 2002 to $661 thousand in 2003 due primarily to operating losses in our UK subsidiary. Operating income in the UK decreased from an operating profit of $55 thousand in 2002 to an operating loss of $456 thousand in 2003. The primary reasons behind the U.K. loss in 2003 were unfavorable changes in foreign exchange rates, reduced sales, increases in marketing expenses, and increases in general and administrative expenses. Approximately $34 thousand of the loss in 2003 is attributable to unfavorable changes in foreign exchange rates. Sales decreased 8.5% from $4.3 million in 2002 to

$3.9 million in 2003 due primarily to the reduction in sales of Songs4Worship products. Marketing expenses increased 43.6% from $241 thousand in 2002 to $346 thousand in 2003. Included in 2003 marketing expenses were approximately $80 thousand in adjustments to prepaid marketing expenses. After a thorough review by management of all prepaid marketing accounts it was determined that a change in estimates was required in order to more accurately match the projected revenue stream and the expenses related to this revenue. General and administrative expenses increased 16.7% from $1.1 million in 2002 to $1.3 million in 2003. Approximately half of this increase was from changes in foreign exchange rates during 2003 (i.e. weakening of the US dollar versus the British sterling). Specific accounts creating this variance were as follows: salaries and wages – up $106 thousand, or 19.2%;employee benefits- up $11 thousand, or 20.8%; recruiting costs- up $16 thousand, or 356%; travel expenses-up $38 thousand, or 196%.

     Operating profit in the Book Publishing segment improved from an operating loss of $560 thousand in 2002 to an operating profit of $118 thousand in 2003. In 2002, this segment was still in “start-up” mode for the first half of the year in preparation for its initial release of books in the third quarter, 2002. The year 2003 was the first year with 12 months of revenue for this segment. Revenues and gross margins increased $4.1 million and $2.0 million, respectively, in 2003 compared to 2002. Marketing and fulfillment expenses were $2.0 million in 2003 compared to $1.1 million in 2002, an increase of 90.3%. The increase is due to the full year of sales in 2003 compared to the partial year sales in 2002. General and administrative expenses increased from $1.8 million in 2002 to $2.2 million in 2003, an increase of 18.9%, due primarily to an increase in salaries and wages of $262 thousand and an increase in outside sales commissions of $103 thousand.

     Operating profit in the Other segment decreased 25.7% from $3.8 million in 2002 to $2.8 million in 2003. This reduction was due primarily to an increase of $524 thousand in product masters amortization booked to this segment in 2003 compared to 2002.

     For the Company, marketing and fulfillment expenses decreased 1.5% from $13.9 million in 2002 to $13.7 million in 2003. Significant variances were in the Direct-to-Consumer segment and the Book Publishing segment. Marketing and fulfillment expenses in the Direct-to-Consumer segment decreased $947 thousand, or 19%, in 2003 compared to 2002 due primarily to reduction in marketing expenses. In the Book Publishing segment, marketing and fulfillment expenses increased $972 thousand, or 90.3%, in 2003 compared to 2002 due to the additional expenses incurred as a result of the increase in sales. Also of note, are the lower-than-normal marketing and fulfillment expenses for INO in 2003. These expenses were projected to be approximately 18% of sales for the year. However, the actual marketing and fulfillment expenses as a percentage of sales were 12.1% due to the special sales promotion of the hit single, “I Can Only Imagine.” Sales per unit under this special promotion were lower in exchange for no fulfillment fee charged. In the future, marketing and fulfillment expenses for INO are expected to be around the 18% range. For the Company in total, marketing and fulfillment expenses as a percentage of sales decreased from 21.0% in 2002 to 18.7% in 2003 due primarily to the INO marketing promotion just described and the decrease in marketing expenses in the Direct-to-Consumer segment.

     General and administrative expenses increased $3.4 million, or 21.4%, from $16.1 million in 2002 to $19.6 million in 2003. Approximately 53% of this increase was due to INO, Book Publishing, and Sarepta with a combined increase of $1.8 million. INO incurred only partial year expenses in 2002 since they were acquired on June 30, 2002. The Book Publishing division was still in start-up mode in 2002. Sarepta was acquired on March 31, 2003 and therefore had no general and administrative expenses in 2002. Of the remaining $1.7 million increase, the majority of the variance comes from the Company’s core businesses – Integrity Music and Integrity Direct, which would include all corporate services overhead. The most significant items are as follows: Salaries and wages – up $629 thousand, or 8.7%; group medical/disability insurance – up $52 thousand, or 12.7%; depreciation expense – up $245 thousand, or 31.3%; travel/entertainment expenses – up $283 thousand, or 34.0%; casualty/loss insurance – up $70 thousand, or 12.6%; charitable contributions – up $149 thousand, or 456%. Charitable contributions increased due to a $150 thousand contribution by the Company to Integrity Worship Ministries during 2003. This contribution was initiated and authorized by the Board of Directors of the Company. The increase in depreciation expense is the result of the completion and occupation of new building in Mobile and the completion of our SAP system conversion. As a percentage of sales, general and administrative expenses increased from 24.3% in 2002 to 26.4% in 2003.

     Income from operations decreased 9.1% from $4.1 million in 2002 to $3.8 million in 2003 due primarily to the increase in general and administrative expenses.

     Net interest expense increased 52% from $273 thousand in 2002 to $415 thousand in 2002 due primarily to higher average debt levels in 2003 compared to 2002. Average debt levels in 2003 were $12.8 million in 2003 compared to $7.4 million in 2002. The average interest rate declined from 4.6% in 2002 to 4.0% in 2003.

     The Company recorded a net expense of $1.2 million for income taxes during 2003, compared to $1.3 million in 2002. In 2003, the U.K. subsidiary incurred a significant loss for the year and is entitled to carry this loss forward to offset future taxable earnings. At December 31, 2003, the Company estimates the amount of loss carry-forwards available for the U.K. subsidiary to be approximately $580 thousand. Due to the size of these loss carry-forwards, the Company has elected to record a valuation allowance of $175 thousand that is included in income tax expense for 2003. With the addition of this valuation allowance, the effective tax rate for the Company increased from 33.8% in 2002 to 37.4% in 2003. Going forward, the Company estimates the effective tax rate for 2004 to be approximately 34% to 36%.

     Diluted earnings per share for the Company were $0.32/share compared to $.37/share in 2002, a decrease of 13.5%.

The year ended December 31, 2002 (“2002”) compared to the year ended December 31, 2001 (“2001”) (Restated, see Note 2)

     Net sales decreased 6.5% to $66.3 million in 2002 from $71.0 million in 2001. The overall decrease was due to the decline in sales of our Songs4Worship series and WoW Worship products. Songs4Worship sales declined $11.1 million, or 45.3%, from $24.5 million in 2001 to $13.4 million in 2002. Songs4Worship is a continuity series of Praise and Worship compilations developed in partnership with Time Life Music. The series was launched in late 2000 and “generated the strongest initial response for a music product launch in Time Life Music’s history.” The Songs4Worship series’ debut title, “Shout To The Lord,” attained gold, platinum and multi-platinum certification with sales of over 2.4 million double CD units. The success of this launch resulted in record revenues for the Company in 2001. Since the majority of the Songs4Worship sales were generated from Time Life and Company-managed continuity clubs, this decline in revenues from Songs4Worship products was predicted and anticipated. Sales of WoW Worship products declined $4.9 million, or 75.4%, from $6.5 million in 2001 to $1.6 million in 2002. The WoW Worship albums, also a compilation of Praise and Worship songs, were developed in partnership with two other Christian music companies. The partnership agreement provided for the development, release, and marketing of three albums – WoW Worship Blue in 1999, WoW Worship Orange in 2000, and WoW Worship Green in 2001. Since this WoW agreement was not renewed, there was not a WoW Worship product release in the year 2002, resulting in the revenue decline.

     The Company continues to sell and market all products in the Songs4Worship and WoW Worship series. Management also continues discussion and testing with Time Life and other partners regarding new product ideas and line extensions. In July, 2002, the Company announced the launch of a new product – Integrity’s iWorship. Positioned as a “Total Worship Experience”, this new product features a series of double CD’s offering the most popular contemporary and emerging modern Christian songs in the world, as determined by Soundscan and CCLI (Christian Copyright Licensing Inc.). In addition, the collection will feature a line of DVDs especially designed to enhance the worshiper’s experience through visuals combined with sing-along lyrics and click tracks for musicians and worship leaders. Considered by the Company to be the WoW Worship replacement, Integrity’s iWorship is jointly developed by M2 Communications, L.L.C. (M2), a wholly-owned subsidiary of the Company, and another independently-owned Christian music company.

     Partially offsetting the sales decline of the Songs4Worship and WoW Worship products in 2002 were the sales of Integrity Publishers, Inc. and M2 Communications, L.L.C. Integrity Publishers, the Company’s Christian book publisher and subsidiary, began as a start-up in August, 2001 and released its first catalog of titles in the third quarter, 2002. Revenues for the year totaled $4.1 million and included titles such as “God Will Make a Way” by John Townsend and Henry Cloud; “My Heart’s Desire” by David Jeremiah; “God at Ground Zero” by Ray Giunta; and “All Is

Well” by Frank Peretti. Integrity Publishers continues to be well received by both consumers and authors. The Company is very optimistic about the future success of this division. M2 Communications, L.L.C. (M2), a Christian music label acquired in June 2002, recorded 2002 revenues of $7.6 million. The best sellers were “Almost There” and “Spoken For” by Mercy Me; and “All Right Here” by Sarah Groves.

     To summarize the segments of the Company, sales in the Retail segment were flat with revenues of $33.3 million in 2002 compared with revenues of $33.4 million in 2001. Significant items included in this segment in 2002 were the M2 sales of $7.6 million, Integrity’s iWorship sales of $2.0 million, the decline in WoW Worship sales of $4.9 million and a reduction in Songs4Worship sales of $3.0 million. Sales in the Direct-to-Consumer segment decreased $13.6 million, or 45.9%, due primarily to a reduction in Songs 4 Worship sales of $12.4 million. Sales in the International segment increased $1.7 million, or 20.8%, from $7.9 million in 2001 to $9.6 million in 2002 due to the increase in Songs4Worship sales in the United Kingdom and Australia. Songs4Worship products were introduced into the International markets after the success was proven in the United States. As a result, the International success of Songs4Worship was primarily in the year ended 2002. International sales in Latin America and Singapore continued to be negatively impacted by the poor economic conditions in those countries. Sales in the Book Publishing segment in 2002 were $4.1 million compared to none in 2001. Revenues in the Other segment were flat with revenues of $9.1 million in 2002 compared with revenues of $9.0 million in 2001.

     Gross profit increased $1.3 million, or 3.9%, to $34.2 million in 2002 compared to $32.9 million in 2001. Although sales declined in 2002 compared to 2001, gross margins increased in 2002 due to a reduction of product amortization of $2.0 million in 2002 compared to 2001 and from additional inventory reserves booked in 2001. Gross profit as a percentage of sales increased to 51.5% in 2002 compared to 46.3% in 2001 due to these two adjustments and due to the reduction of the lower-margin Time Life Songs4Worship sales and the declines in the low-margin WoW Worship albums. Gross margins on sales to Time Life are lower because sales are made to them at wholesale prices. The WoW Worship albums carry a lower gross profit percentage due to the higher royalty payouts required by the partnership agreement. The gross margin percentage in the Retail segment declined slightly from 45.8% in 2001 to 44.8% in 2002 due to the lower margin sales of M2. Because the majority of the M2 artists assume the costs of marketing and promoting their products, royalties are higher and margins lower in M2. The gross margin percent in the Direct-to-Consumer segment increased from 42.6% in 2001 to 52.5% in 2002 due to the decrease of Songs4Worship sales in 2002. The gross margin percentage in the International segment declined from 58.2% in 2001 to 46.2% in 2002 due to the increase in the lower-margin Songs4Worship sales in 2002. The gross margin percentage in the Book Publishing segment was 57.4% in 2002. This percentage is higher than forecasted due to lower product and royalty costs. The gross margin percentage in the Other segment increased from 7.3% in 2001 to 48.7% in 2002. The gross margin and gross margin percentage in the Other segment were negatively impacted in 2001 due to additional product masters amortization, additional reserves for inventory, and additional reserves for returns. These expenses in the Other segment are included in cost of sales but were not allocated to specific segments.

     The Company’s gross margins are historically higher in the Direct-to-Consumer segment, where sales are generally at retail value. The Retail segment’s gross margin is affected by the sales mix of products that we distribute for third parties and artists products, which generally have lower gross margins than concept products.

     The following table shows the gross margin by operating segment:

	Year Ended December 31
		2001 (As restated,
Gross margin	2002	see Note 2)
Retail	44.8%	45.8%
Direct-to-Consumer	52.5%	42.6%
International	46.2%	58.2%
Book publishing	57.4%	0%
Other	48.7%	7.3%
Eliminations	(6.3)%	(3.4)%
Consolidated	51.5%	46.3%

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

     Operating profit in the International segment decreased 12.3% from $1.4 million in 2001 to $1.2 million in 2002 due primarily to additional reserves for inventory and bad debts required in Singapore. Included in the operating profit for the International segment in 2001 are additional expenses of $219 thousand in the U.K. subsidiary related to the restatement of the 2001 financial statements. In the midst of making improvements to existing internal controls, procedures and system changes during 2003, the Company identified several prior year issues that resulted in this restatement. These adjustments are as follows: 1) increase in fulfillment expenses of approximately $112 thousand due to errors in accounts receivable balances; 2) increase in marketing expenses of approximately $56 thousand due to the write-off of prepaid expenses for the Dutch continuity club; and 3) increase in general and administrative expenses of approximately $51 thousand due to discrepancies in the accounts payable control accounts.

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

     Operating profit in the Other segment increased $3.6 million from $226,000 in 2001 to $3.8 million in 2002. This increase was primarily due to a reduction of product masters amortization of $2.0 million in 2002 compared to 2001 and from additional inventory reserves booked in 2001.

     Marketing and fulfillment expenses increased $914 thousand or 7.0% from $13.0 million in 2001 to $13.9 million in 2002 due to additional expenses incurred for Integrity Publishers and M2 Communications, L.L.C. Included in the 2001 amounts are additional marketing expenses of $56 thousand and $112 thousand in fulfillment expenses in the U.K. subsidiary related to the restatement of the 2001 financial statements. Combined, Integrity Publishers and M2 Communications, L.L.C. incurred additional marketing and fulfillment expenses of $2.2 million in 2002 compared to 2001. As a percentage of sales, the Company’s marketing and fulfillment expenses increased from 18.3% in 2001 to 20.9% in 2002.

     General and administrative expenses increased $943,000, or 6.2%, from $15.2 million in 2001 to $16.1 million in 2002. This increase was primarily the result of additional expenses incurred by Integrity Publishers and M2 Communications, L.L.C. Combined, these two entities incurred additional general and administrative expenses of $2.3 million in 2002 compared to 2001. Included in the 2001 total was a charge of $466 thousand due to the early extinguishment of debt related to the refinancing of the Company’s credit facility from Bank Austria to LaSalle Bank N.A. Also included in the 2001 total are additional general and administrative expenses of $56 thousand in the U.K. subsidiary related to the restatement of the 2001 financial statements.

     Income from operations decreased 10.9% to $4.1 million in 2002, from $4.6 million in 2001 due primarily to the decline in revenues, increases in Marketing and Fulfillment expenses, and increases in General and Administrative expenses. Included in the 2001 total for operating income are $219 thousand in expenses in the U.K. related to the restatement of the 2001 financial statements. As a percentage of sales, operating income decreased to 6.2% in 2002 from 6.5% in 2001.

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

     The Company recorded a net expense for income taxes during 2002 of $1.3 million compared to $1.4 million in 2001. The income tax amount for 2001 includes a reduction of $66 thousand in the U.K. due to the restatement of the 2001 financial statements. The Company’s effective tax rate for both 2002 and 2001 was 33.8%.

Liquidity and Capital Resources

     The Company historically has financed its operations through cash generated from operations and from borrowings under a line of credit and term notes as needed. The Company’s need for cash varies from quarter to quarter based on product releases and scheduled marketing promotions. The Company’s principal uses of cash historically have been the production of product masters to build the Company’s product master library, building, and debt service. It is from these product masters that the Company’s products are duplicated and distributed to customers. The Company believes that its working capital and funds available under its credit facility will be sufficient to fund its operating and capital requirements for the fiscal year ending December 31, 2004 and beyond.

     Cash generated from operations totaled $2.6 million, $5.7 million and $13.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decreases from 2002 to 2003 resulted primarily from increases in accounts receivable, inventory, and royalty advances. The decreases from 2001 to 2002 resulted primarily from reductions in net income, decreases in amortization, and net increases in working capital accounts.

     Investing activities consumed $8.7 million, $12.3 million and $4.2 million of cash in 2003, 2002 and 2001, respectively. The major categories of investing activities are purchases of property and equipment and payments for product masters. For 2002, the acquisition of INO Records, LLC in the amount of $4.8 million (net of cash acquired) is also included as an investment activity. Purchases of property and equipment totaled $4.6 million, $3.9 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Capital purchases for 2003 included $3.2 million of costs associated with the completion of the new building and the expansion of parking facilities at the Company’s corporate campus in Mobile, Alabama. Construction began in early summer 2002 with occupancy in mid-2003. Total capital costs associated with this expansion approximate $5.5 million. In addition, capital costs of $761,000 were incurred during 2003 for the purchase and development of a new software system for the Company, which became operational in July 2003. Other capital expenditures were primarily for computer equipment and general improvements on the Company’s corporate headquarters. The Company also invested $3.9 million, $3.7 million and $3.3 million in new product masters during 2003, 2002 and 2001, respectively. The Company expects its investments in product masters during 2004 to be approximately $4.7 million in order to properly support the growth in projected revenue.

     The Company’s financing agreement with Bank Austria in effect through April 25, 2001 included a revolving credit facility and a term loan that were payable through August 2002. As part of this agreement, Bank Austria held 818,897 warrants with an exercise price of $1.875 that were exercisable into the Company’s Class A common stock and would expire in 2006. On April 25,

2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N.A. The original credit agreement included a $6 million line of credit, an $11 million secured term loan, and a $3.0 million mortgage term loan. Through this new credit facility, the Company repaid in full all debt under its previous credit facility with Bank Austria. In connection with the early extinguishment of the previous facility, during 2001 the Company recorded a $312,000 charge (net of tax) related to the write-off of unamortized financing costs. In addition, on September 26, 2001, the Company repurchased the 818,897 warrants from Bank Austria for approximately $3.4 million in cash.

     At December 31, 2001, the Company had available borrowings from the LaSalle facility of $6.0 million under the line of credit, $3.0 million under the mortgage term loan, and $1.5 million under the secured term loan. Of the original $11.0 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for the warrant repurchase, and $3.1 million expired, leaving $1.5 million available at December 31, 2001. The $3.1 million portion expired unused on December 19, 2001, after extension of the original expiration date of October 22, 2001, due to time and use restrictions as detailed in the original credit agreement. On March 30, 2002, the term facility was amended to decrease the allowed borrowings under this secured term facility to $6.4 million and the mortgage term loan was amended to increase the allowed borrowings for this facility to $4.6 million. On June 28, 2002, the term facility was again amended to increase the total allowed borrowings to $9.4 million, an increase of $3.0 million. On June 28, 2002, the Company then used this additional $3 million to partially fund the acquisition of M2 Communications, L.L.C. On December 31, 2002, the mortgage term facility was amended to increase the allowed borrowings to $5.1 million. At December 31, 2002, the Company had available borrowings from the LaSalle facility of $6 million under the line of credit, $3 million under the mortgage term loan, and zero under the secured term loan. At December 31, 2003, the Company had available borrowings from the LaSalle facility of $1.5 million under the line of credit, zero under the mortgage term loan, and zero under the secured term loan. Effective January 29, 2004, the LaSalle line of credit increased from $6 million to $9 million.

     At December 31, 2001, there was no balance outstanding under the line of credit and $4.9 million outstanding under the term loan with LaSalle Bank N.A. At December 31, 2002, there was no balance outstanding under the line of credit, $7.6 million outstanding under the term loan, and $1.8 million outstanding under the building loan. At December 31, 2003, there was $4.5 million outstanding under the line of credit, $5.3 million outstanding under the term loan, and $4.5 million outstanding under the building loan. During the years ended December 31, 2003, 2002 and 2001, the Company made net payments of $2.7 million, $2.4 million and $2.1 million, respectively, under such agreements. The Company’s minimum payments due in 2004 related to its borrowings are $2.7 million, however, the Company may elect to make additional payments.

     In the original credit agreement, the LaSalle loan carries an interest rate of the bank’s base rate plus a margin ranging from 0% to 0.5% or LIBOR plus a margin ranging from 2.25% to 3.0%. The actual margin is a function of the Company’s leverage ratio as calculated quarterly. At December 31, 2003 the balance due on the LaSalle loan carried an interest rate of 4.0%. The Company is in compliance with all debt covenants.

     The line of credit and term loan with LaSalle contain restrictive covenants with respect to the Company, including, among other things, limitations on the payments of dividends, the incurrence of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company’s assets are pledged as collateral for these loans.

     Aggregate principal maturities of long-term debt at December 31, 2003 are as follows:

Total
Fiscal Year	(in thousands)
2004	$2,690
2005	2,690
2006	4,429
2007	0

$9,809

     During 2003, the Company paid $250,000 as a distribution to “The Celebration Hymnal” joint venture partner.

     On March 2, 2004, the Company issued a press release announcing the execution of a merger agreement with Kona Acquisition Corp. that would have the effect of taking the Company private. Kona Acquisition Corp. is wholly owned by P. Michael Coleman, Integrity’s principal stockholder, President and Chief Executive Officer. The closing of this merger is contingent upon Kona’s financing and approval by a majority of Integrity’s stockholders who are unaffiliated with management. Upon final execution of this merger, the following changes will occur in the Company’s debt structure: the LaSalle term loan will increase by $1.5 million; an additional $15 million in debt will be obtained through a mezzanine lender; and the maximum line of credit with LaSalle will increase from $9 million to $12 million. The Company believes that should the merger occur, the plan financing will be adequate to fund the Company’s operations for at least the next 12 months.

Off-Balance Sheet Arrangements

     As of December 31, 2003, we did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under Securities Exchange Act of 1934, as amended.

Contractual Obligations

     The Company is a party to various lease agreements related to office space and equipment. Future minimum payments under these commitments consist of the following at December 31, 2003 (in thousands):

		Payment due by period
		Less Than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-Term Debt Obligations	$9,809	$2,690	$7,119	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	2,351	585	1,347	419	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	2,500	0	250	1,500	750

Total	$14,660	$3,275	$8,716	$1,919	$750

Recent Accounting Pronouncements

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used”. In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held-and-used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as “held for sale”. SFAS 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement, but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted SFAS 144 at the beginning of fiscal 2003, which had no impact on our consolidated results of operations, financial condition or cash flows.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections” (“SFAS 145”). In addition to other technical provisions, this Statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The Company as adopted SFAS 145 with the appropriate reclassifications made to our consolidated results of operations, financial condition and cash flows.

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

     The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25,

“Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the twelve months ended December 31, 2003 and December 31, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows. SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123.

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

Reclassifications

     Upon the adoption of FAS 145, the Company reclassified $ 154,000, net of tax from an extraordinary item to general and administrative expenses in the 2001 consolidated statement of operations.

Inflation

     The impact of inflation on the Company’s operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the Company’s cost of sales. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, inflation may affect the Company’s business in the future.

RISK FACTORS

Our markets are highly competitive.

     The markets for Christian music, books and related products are highly competitive. We face competition from other record companies, music publishers, book publishers, entertainment companies and multimedia companies that seek to offer recorded music, video products, software, printed music and books to the public. Many of these competitors, as well as a number of potential new competitors, have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. This provides them with the ability to launch more new products, spend more on marketing those products, and pay more to artists, authors and songwriters for new music, book manuscripts and songs. Our ability to compete in this market depends largely on:

•	The skill and creativity of our employees and their relationships with artists and authors,

•	Our ability to recruit and retain new and established artists, songwriters, authors and distributive relationships,

•	Our continued ability to attract and retain highly capable management personnel

•	The expansion and utilization of our song catalog,

•	The acquisition of licenses to enable us to create compilation packages,

•	The effective and efficient marketing and distribution of our products, and

•	Our ability to build upon and maintain our reputation for producing, licensing, acquiring, marketing and distributing high quality Christian media products.

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

     Our future success depends on our ability to continue to develop recorded music, videos, books, printed music and other content that is interesting and engaging to our target audience. If our audience determines that our content does not reflect its tastes, then our audience size could decrease, which would adversely affect our results of operations. Our ability to develop compelling content depends on several factors, including the following:

•	quality of our editorial staff;

•	technical expertise of our production staff;

•	access to worship leaders;

•	access to songwriters;

•	access to authors.

     Furthermore, we must invest significant amounts for product development prior to the release of any product. These costs may not be recovered if the release is unsuccessful. There can be no assurance that our products will be successful releases or that any product will generate revenues sufficient to cover the cost of product development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business is dependent on access to distribution channels.

     We distribute our products through a multi-channel distribution system comprised of:

•	direct-to-consumer sales;

•	retail sales;

•	international sales, and

•	license arrangements.

     The direct-to-consumer channel primarily represents sales from direct mail programs such as our continuity clubs, direct response television to Time Life Music, Internet sales and sales directly to churches, including through the Company’s hymnal joint venture. Members of a continuity club receive monthly mailings containing a feature recording, which they may then accept and pay for or return within a specified time. The performance of these clubs could be affected by a number of factors including:

•	the maturity of our mailing lists, such that consumers no longer desire our products and cancel their participation;

•	our failure to expand and revise our mailing lists to include new potential customers, or the inability to secure new mailing lists from which to build ours;

•	our failure to offer new and appealing products to these customers; and

•	increases in the cost of mailing and shipping, or increased regulation of mail order sales.

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

     Currently, we rely on Word Entertainment’s sales force to perform Christian retail market sales functions of our music products, pursuant to a contract with them that extends through December 2004. Also, we depend on a global marketing and distribution agreement with Sony Music Entertainment and its subsidiary Epic Records for the distribution of our releases in the general retail markets pursuant to a contract with them that extends through December 2004. In addition, our Christian book publishing division depends on the retail and general market sales functions of G.L. Services.

     Our International area is dependent on our subsidiaries and a network of independent distributors and exporters reaching markets in 168 countries.

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

     We consider our copyrights, trademarks and other similar intellectual property to be a valuable part of our business. To protect our intellectual property rights, we rely upon copyright and trademark laws, as well as confidentiality agreements with our employees and consultants. The decreasing cost of electronic equipment and related technology, however, has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. A substantial portion of our revenue comes from the sale of audio and audiovisual products potentially subject to unauthorized copying. Similarly, advances in Internet technology, such as peer-to-peer and MP3 technology, as well as the emergence of file-sharing services, have increasingly made it possible for computer users to share audio and audiovisual information without the permission of the copyright owners and without paying royalties to holders of applicable intellectual property or other rights. These developments may hinder our ability to sell our products through traditional retail outlets, and there can be no assurance that the application of existing law will provide sufficient protection from misappropriation or infringement of our intellectual property rights. There can also be no assurance that third parties will not claim infringement by us with respect to others’ current or future intellectual property rights. If we were to fail to develop effective means of protecting our intellectual property or entertainment-related products and services, or to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor in the event our rights were to be violated by third parties, our results of operations and financial position would likely suffer.

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

     Our trademark rights may not be sufficient to prevent third parties from acquiring or using domain names that infringe or otherwise decrease the value of our trademarks and domain names. We currently hold the Internet domain names “integritymusic.com,” “integritymedia.com,” “integrityinc.com,” “integritypublishers.com,” “songs4worship.com,” “m2-0.com,” as well as various other domain names. We do not hold the domain names “integrity.com”, “integrity.org” or “integrity.net.” Domain names are regulated by the U.S. Commerce Department through a contract with the nonprofit U.S. corporation Internet Corporation for Assigned Names and Numbers (ICANN). Numerous domain name registrars throughout the world have been authorized by ICANN to register domain names in the “.com,” “.org,” “.net,” “.biz” and “.info” generic top-level domains (“gTLDs”). Additionally, every recognized country in the world has been assigned a country code top-level domain (“ccTLD”) by the Commerce Department, and each country is responsible for registration of domain names within the ccTLD. ICANN is currently considering the addition of one or more new gTLDs and can do so at any time in the future. Internet regulatory bodies could further modify the rights of current holders of domain names. As a result, the value of each of our domain names could be diluted and decrease the number of visitors to our Web sites, and we may not acquire or maintain “integritymusic” or other relevant names in all gTLDs or in the ccTLDs of all countries in which we conduct business or intend to conduct business.

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

Increases in the costs of CD’s, cassettes, DVD’s, and paper could harm our profitability

     Increases in the costs of producing a CD, cassette or DVD due to increases in petroleum prices or other costs associated with the manufacture and duplication of CD’s, cassettes and DVD’s could adversely affect our profitability. Increases in the costs of producing books due to increases in the prices of paper or other costs associated with the manufacture of books could adversely affect our profitability. Although we do not manufacture these products internally, any significant price increase to our suppliers could result in higher CD, cassette, DVD, and book prices to Integrity. We may not be able to pass on these price increases to our customers.

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

     Our book publishing subsidiary, Integrity Publishers, Inc., has a limited operating history on which to base an evaluation of its business and prospects, having only commenced its initial operations in August, 2001. The prospects for our book publishing operation must be considered in light of the risks, difficulties and uncertainties frequently encountered by businesses in an early stage of development, particularly operations in industries involving many larger and more established competitors. These risks include our ability to:

•	publish compelling and unique Christian book content;

•	successfully market and sell our books; and

•	effectively develop new and maintain existing relationships with book distributors and other persons with which we do business.

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

We may be subject to liability for misuse of users’ private information.

     It is our policy that we will not willfully disclose any individually identifiable information about any customer to a third party without the customer’s consent unless required by law. This policy is available to customers when they initially register on integritymusic.com website and is also easily accessible on our websites. Despite this policy, if third persons were able to penetrate our network security or otherwise misappropriate, or if we inadvertently disclose, our customers’ personal information or credit card information, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation, which may cause us to incur substantial costs. We could incur additional expenses if new laws or regulations regarding the use of personal information are introduced or if these authorities choose to investigate our privacy practices. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our customers, these programs may not conform with laws or regulations that are adopted.

Integrity is controlled by the Coleman family.

     Our Chairman, President and Chief Executive Officer, P. Michael Coleman, and his family beneficially own 55,100 shares of Class A Common Stock and all 3,385,000 shares of Class B Common Stock outstanding. This represents approximately 93.6% of the total voting power of all classes of our voting stock. As a result, Mr. Coleman is able to elect all of our directors, further amend our Amended Certificate of Incorporation (the “Amended Certificate”), effect or prevent a merger, sale of assets or other business acquisition or disposition, and otherwise control the outcome of actions requiring stockholder approval.

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

Our Class A Common Stock has limited voting rights.

     Our Amended Certificate limits the voting rights of our Class A Common Stock. Each share of our Class A Common Stock is entitled to one vote, while each share of our Class B Common Stock is entitled to ten votes on all matters with respect to which our stockholders have a right to vote. Both classes of our stock generally vote together as a single class. The shares of Class B Common Stock are convertible into shares of Class A Common Stock on a share-for-share basis at the election of the holder. Also, our Class B Common Stock must be converted to shares of Class A Common Stock automatically if it is transferred, except for transfers to or for the benefit of certain of Mr. Coleman’s relatives. We do not have the authority to issue additional Class B Common Stock except as dividends or distributions on outstanding Class B Common Stock proportional to dividends or distributions on Class A Common Stock.

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

     Our Board of Directors is authorized to issue shares of preferred stock. Our Board of Directors, without approval of the stockholders, is also authorized to establish the following provisions of any preferred stock: voting, dividend, redemption, conversion, liquidation, and other provisions. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock. Further, the issuance of preferred stock could make more difficult, or discourage, a third party’s attempt to acquire control of us. Finally, we are also subject to Section 203 of the Delaware General Corporation Law, which may render more difficult a change in control of Integrity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s market risk is limited to fluctuations in interest rates as they pertain to the Company’s borrowings under its credit facility. As of December 31, 2003, the Company paid interest on borrowings at either LaSalle’s base rate or an Adjusted LIBOR, plus an Interest Rate Margin. In the event that interest rates were to increase 100 basis points, the Company’s interest expense would increase and income before income tax would decrease by $128,772, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company’s borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

     During 2003, the Company implemented a new fully-integrated software system for the operations at its main facilities in Mobile, Alabama. This new software system services all operations for Integrity Media, Inc. and Subsidiaries, with the exception of its book publishing subsidiary, Integrity Publishers, Inc., and its international subsidiaries in Europe, Asia, Australia and South Africa. Management discovered during the implementation isolated instances whereby new internal control procedures were not followed. All instances were detected on a timely basis and new controls set in place. Management does not believe any of these instances had any material impact on financial reporting.

     After experiencing turnover of certain accounting personnel at our United Kingdom subsidiary, while in the midst of testing internal controls, evaluating the effectiveness of current procedures, and implementing system changes, the Company identified certain account reconciliation adjustments with respect to accounts receivable and accounts payable and certain marketing costs incorrectly deferred, the aggregate of which totaled $245,000 ($153,000, net of tax) and relate to fiscal year 2001 and prior periods. Our auditors have reported a material weakness relative to the lack of monitoring controls at our U.K. subsidiary. New controls and procedural changes over these areas were implemented and are currently in place and operating in accordance with management’s expectations.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     To be provided by amendment pursuant to General Instruction G(3) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     To be provided by amendment pursuant to General Instruction G(3) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To be provided by amendment pursuant to General Instruction G(3) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     To be provided by amendment pursuant to General Instruction G(3) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     To be provided by amendment pursuant to General Instruction G(3) of Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Consolidated Financial Statements

The following is a list of our consolidated financial statements, restated for 2002 and 2001.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Integrity Media, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Integrity Media, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 2, the Company has restated its December 31, 2002 and 2001 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
April 14, 2004

INTEGRITY MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
		2002
		(Restated,
	2003	see Note 2)
ASSETS
Current Assets
Cash	$3,142	$4,821
Trade receivables, less allowance for returns and doubtful accounts of $2,300 and $2,415	10,847	6,718
Other receivables	143	67
Inventories	7,389	5,191
Other current assets	6,835	4,496

Total current assets	28,356	21,293
Property and equipment, net of accumulated depreciation of $7,179 and $6,055	10,909	7,337
Product masters, net of accumulated amortization of $22,321 and $19,387	4,737	3,806
Other assets	7,503	8,237

Total assets	$51,505	$40,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Line of credit	$4,500	$0
Current portion of long-term debt	2,690	2,690
Accounts payable and accrued expenses	7,746	5,354
Royalties payable	6,630	6,256
Other current liabilities	1,909	924

Total current liabilities	23,475	15,224
Long-term debt	7,119	6,780
Other long-term liabilities	630	179

Total liabilities	31,224	22,183

Commitments and contingencies (Note 14)
Minority interest	563	606

Stockholders’ Equity
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	0	0
Class A common stock, $.01 par value; 7,500,000 shares authorized; 2,384,783 and 2,364,783 shares issued and outstanding	24	24
Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,385,000 and 3,385,000 shares issued and outstanding	34	34
Additional paid-in capital	13,001	12,956
Unearned compensation	(371)	(479)
Retained earnings	7,181	5,299
Accumulated other comprehensive income (loss)	(151)	50

Total stockholders’ equity	19,718	17,884

Total liabilities and stockholders’ equity	$51,505	$40,673

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
		2002
		(Restated,	(Restated,
	2003	See Note 2)	See Note 2)
Net sales	$74,264	$66,345	$70,958
Cost of sales	37,233	32,178	38,089

Gross profit	37,031	34,167	32,869
Marketing and fulfillment expenses	13,690	13,897	12,983
General and administrative expenses	19,586	16,138	15,246

Income from operations	3,755	4,132	4,640
Other expenses (income)
Interest expense, net	415	273	281
Other expenses (income)	1	126	184

Income before minority interest and taxes	3,339	3,733	4,175
Provision for income taxes	(1,249)	(1,263)	(1,412)
Minority interest, net of applicable taxes	(208)	(254)	(105)

Net income	$1,882	$2,216	$2,658

Adjustments to determine comprehensive income
Foreign currency translation adjustments	(201)	268	(83)

Comprehensive income	$1,681	$2,484	$2,575

Net income per share – Basic	$0.34	$0.40	$0.47

Net income per share – Diluted	$0.32	$0.37	$0.43

Weighted average number of shares outstanding
Basic	5,611	5,599	5,638
Diluted	5,958	6,010	6,238

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
(Restated, see Note 2)

	Class A		Class B
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	2,184,000	$22	3,435,000	$34
Net income
Repurchase of stock Warrants
Issuance of restricted stock	50,000	0
Issuance of common stock upon exercise of options	67,000	1
Amortization of restricted stock award
Translation adjustments

Balance, December 31, 2001	2,301,000	23	3,435,000	34
Net income
Transfer of stock	50,000	1	(50,000)	0
Issuance of common stock upon exercise of options	13,783	0
Amortization of restricted stock award
Translation adjustments

Balance, December 31, 2002	2,364,783	24	3,385,000	34
Net income
Issuance of common stock upon exercise of options	20,000	0
Amortization of restricted stock award
Translation adjustments

Balance, December 31, 2003	2,384,783	$24	3,385,000	$34

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
		Additional		Other
	Unearned	Paid-in	(Accum. Deficit)	Comprehensive
	Compensation	Capital	Retained Earnings	Income (Loss)	Total
Balance, December 31, 2000	$(272)	$13,857	$2,450	$(135)	$15,956
Net income			2,658		2,658
Repurchase of stock Warrants		(1,438)	(2,025)		(3,463)
Issuance of restricted stock	(377)	377			0
Issuance of common stock upon exercise of options		134			135
Amortization of restricted stock award	62				62
Translation adjustments				(83)	(83)

Balance, December 31, 2001	(587)	12,930	3,083	(218)	15,265
Net income			2,216		2,216
Transfer of stock					1
Issuance of common stock upon exercise of options		26			26
Amortization of restricted stock award	108				108
Translation adjustments				268	268

Balance, December 31, 2002	(479)	12,956	5,299	50	17,884
Net income			1,882		1,882
Issuance of common stock upon exercise of options		45			45
Amortization of restricted stock award	108				108
Translation adjustments				(201)	(201)

Balance, December 31, 2003	$(371)	$13,001	$7,181	$(151)	$19,718

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
		2002
		(Restated,	(Restated,
	2003	see Note 2)	see Note 2)
Cash flows from operating activities
Net income	$1,882	$2,216	$2,658
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,296	1,628	1,265
Amortization of product masters	2,937	3,409	5,394
Minority interest	207	254	105
Stock compensation	108	108	62
Deferred income tax (benefit) provision	362	(255)	385
Changes in operating assets and liabilities
Trade receivables (net)	(4,012)	(550)	652
Other receivables	(76)	22	(260)
Inventories	(2,058)	(787)	691
Other assets	(3,485)	(1,687)	(1,437)
Accounts payable, royalties payable and Accrued expenses	3,045	2,597	2,064
Other current and non current liabilities	1,354	(1,260)	1,895

Net cash provided by operating activities	2,560	5,695	13,474

Cash flows from investing activities
Purchases of property and equipment	(4,633)	(3,887)	(912)
Payments for product masters	(3,867)	(3,682)	(3,288)
Payment for purchase of INO Records, LLC net of cash acquired	0	(4,779)	0
Payment for purchase of Sarepta (Pty) Ltd, net of cash Acquired	(191)	0	0

Net cash used in investing activities	(8,691)	(12,348)	(4,200)

Cash flows from financing activities
Net borrowings under line of credit	9,000	1,300	287
Borrowings under term facility	3,048	6,950	6,378
Payments under line of credit	(4,500)	(1,300)	(1,161)
Distributions to joint venture partner	(250)	(250)	(250)
Stock warrant repurchase	0	0	(3,463)
Proceeds from issuance of stock	45	28	135
Principal payments under term facility	(2,690)	(2,376)	(5,064)

Net cash provided (used) by financing activities	4,653	4,352	(3,138)

Effect of exchange rate changes on cash	(201)	268	(83)

Net (decrease) increase in cash	(1,679)	(2,033)	6,053

Cash, beginning of year	4,821	6,854	801

Cash, end of year	$3,142	$4,821	$6,854

Supplemental disclosures of cash flow information
Interest paid	$531	$283	$249
Income taxes paid	$740	$1,633	$401

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRITY MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Integrity Media, Inc. and Subsidiaries (the “Company”) is a media/communications company that produces, publishes and distributes Christian music, books and related products. Integrity’s music product formats include cassettes, compact discs, videos, DVD’s and printed music. The Company produces Praise and Worship music in different musical styles for specific audiences such as children’s music, gospel music for the African-American audience, youth music and live worship music for adult audiences. In July 2002, Integrity announced the purchase of INO Records, LLC (formerly M2 Communications, L.L.C.), an artist-based independent Christian music company headquartered in Nashville, Tennessee. The purchase of INO allowed the Company to enter the Adult Contemporary/Rock segment of Christian music. The Company’s Integrity Publishers division, created in 2001, produces and publishes Christian books. Products are sold through two divisions. Integrity Music sells all music-related products and Integrity Publishers sells all Christian book products. Products are sold mainly by direct-to-consumer marketing and wholesale trade methods. A principal direct-to-consumer marketing method of distribution is continuity programs whereby subscribers receive products at regular intervals.

     Integrity Music Europe Limited was formed in 1988, Integrity Music PTY Limited was formed in 1991, Integrity Media Asia Pte Ltd was formed in 1995 and Sarepta Music Pty Ltd was acquired in 2003. These subsidiaries serve to expand the Company’s presence in Western Europe, Australia and New Zealand, Singapore and South Africa, respectively. All subsidiaries are wholly-owned by the Company, with the exception of Integrity Music Europe Limited, of which the Company owns 65%. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment, for the purpose of producing and promoting The Celebration Hymnal. Due to the Company’s ability to control the venture, the Company consolidates the venture and Word Entertainment’s interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division published its first books in the fall of 2002. INO Records, LLC was purchased in July 2002. Integrity Direct, LLC, was formed in December 2002 to create a smoother interaction between the Company and its customers. This area is a combination of the Direct-to-Consumer and Direct-to-Church areas and includes direct mail, continuity clubs, Internet, catalog sales, direct-to-church sales, and direct response television.

     The Company’s significant accounting policies are as follows:

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

     Revenue earned from licensing the use of songs or product masters in the Company’s song catalogs is generally recognized as payments are received from licensees. If the Company has information related to the licensed use of songs that would result in the revenue being fixed and determinable, and collection reasonably assured, then revenue is recognized in the periods in which the license revenue is earned.

Accounts Receivable

     At December 31, 2003, the Company had a receivable for a customer that represented 11% of our net accounts receivable balance.

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

Marketing Costs

     The Company incurs marketing costs utilizing various media to generate direct-to-consumer sales. In accordance with the guidance contained in the Accounting Standards Executive Committee Statement of Position 93-7 “Reporting on Advertising Costs”, marketing expenditures that benefit future periods are capitalized and charged to operations over a period of six months, which approximates the period during which the related sales are expected to be realized. Other marketing costs are expensed the first time advertising takes place. Prepaid marketing costs, including artwork, printing and direct mail packages, are included in assets in the accompanying financial statements and approximated $1.7 million and $0.7 million (as restated, see Note 2) at December 31, 2003 and 2002, respectively. Marketing costs expensed for the three years ended December 31, 2003, 2002 and 2001 approximated $7.5 million, $7.0 million and $6.2 million, respectively.

Shipping and Handling

     The Company recognizes shipping and handling cost as part of cost of sales.

Fulfillment Costs

     Fulfillment expenses are primarily comprised of distribution fees paid to third party distributors based on a percentage of sales. The services provided by the third party distributor include sales, fulfillment and storage of the Company’s product for the Retail segment. Distribution fees represented approximately $5.5 million, $6.2 million and $5.0 million of total fulfillment expense for the years ended December 31, 2003, 2002 and 2001, respectively. Also included in fulfillment expenses for Integrity Publishers are fees paid to a third party service provider for data entry, generation of invoices, cash processing and logistics services.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The useful lives of buildings are approximately 30 years; leasehold improvements, 2 years, which is the life of the related lease; data processing equipment, 5 years; studio equipment, 5 years; and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs that do not increase the useful lives of the assets are charged to expense as incurred. Additions, improvements and expenditures that significantly add to the productivity or extend the life of an asset are capitalized. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Product Masters

     Product masters, which include sound and video recordings and print masters, are amortized over their future estimated useful lives, generally three years, using a method that reasonably relates to the amount of net revenue expected to be realized. Management periodically reviews the product masters amortization rates and adjusts the amortization rate based on management’s estimates for future sales. In conjunction with such analysis, any amounts that do not appear to be fully recoverable are charged to expense during the period the loss becomes estimable. The costs of producing a product master include the cost of the musical talent, the cost of the technical talent for engineering, directing and mixing, costs for the use of the equipment to record and produce the master and studio facility charges. A significant portion of these product master costs are capitalized costs of the Company’s resources, both personnel and equipment related, that can be primarily associated with the creation of the product master.

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

Advance Royalties and Royalties Payable

     Royalties earned by publishers, producers, songwriters, or other artists are charged to expense in the period in which the related product sale occurs. Advance royalties paid are capitalized if the past performance and current popularity of the artist to whom the advance is made demonstrates such amounts will be recoverable from future royalties to be earned by the artist. Such capitalized amounts are included as a component of product masters in the consolidated balance sheet. Any portion of advances that subsequently appear not to be recoverable from future royalties are charged to expense during the period the loss becomes evident. The amount of capitalized advance royalties aggregated $3,587,000 and $1,898,000 at December 31, 2003 and 2002, respectively. Royalties payable are reduced for the estimated royalties that will not be paid due to product returns and bad debts.

Intangible Assets

     In conjunction with the acquisition of INO Records, LLC, on June 28, 2002, the Company recorded $5.3 million of artists contracts as an intangible asset. This asset is amortized on a straight-line basis over seven years, which is the period the underlying value will be realized. On an annual basis the Company assesses the carrying value of its intangible assets to determine whether trends or events may have caused the carrying value of such intangible assets to exceed their net realizable value. No such trends or events were noted in the three year period ended December 31, 2003. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Management includes the consideration of future events to assess the likelihood that the tax benefits will be realized in the future.

Stock-based Compensation Plans

     The Company has elected to account for its stock-based compensation plans under Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) with the associated disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) in Note 11. SFAS No. 123 requires that companies that elect to not account for stock-based compensation as prescribed by that statement shall disclose among other things, pro forma effects on net income and net income per share as if SFAS No. 123 had been adopted. Under APB No. 25, because the exercise price of the Company’s employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Earnings per Common Share

     Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the dilutive effect of potential common stock equivalents during the period.

     The basic weighted average number of shares of common stock outstanding for the period was 5,611,080, 5,598,783 and 5,638,067 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the period was 5,958,350, 6,010,862 and 6,238,090 for the years ended December 31, 2003, 2002 and 2001, respectively. Stock options are the only common stock equivalents and are therefore considered in the diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

Foreign Currencies

     Assets and liabilities at foreign subsidiaries are recorded based on their functional currencies, which are their respective local currencies. Amounts in foreign currencies are translated at the applicable exchange rate at the balance sheet date using the rate in effect as of the period end. Revenues and expenses of foreign subsidiaries are translated using the weighted average rates applicable during the reporting period. The effects of foreign currency translation adjustments are included as a component of stockholders’ equity and comprehensive income. The aggregate foreign currency gain or (loss) was ($201,000), $268,000 and ($83,000) for fiscal 2003, 2002, and 2001, respectively.

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

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management’s forecast of anticipated revenues from the sale of future and existing music, video and publishing-related products in order to evaluate the ultimate recoverability of product masters and artist advances, accounts receivable bad debts and returns, inventory valuations and provisions for taxes. Management periodically reviews such estimates and it is possible that management’s assessment of recoverability of product masters and artist advances may change based on actual results and other factors.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires entities to report comprehensive income which represents the change in equity during a period from non-owner sources and requires financial statement presentation with the same prominence as net income. The Company’s components of comprehensive income relate solely to foreign currency translation adjustments and are presented in the accompanying consolidated statement of operations.

Reclassifications

     Upon adoption of FAS 145, the Company reclassified $154,000, net of tax from an extraordinary item to general and administrative expenses in the 2001 consolidated statement of operations.

Recent Accounting Pronouncements

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes both Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets to be “held and used”. In addition, the statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or group of assets to be disposed of other than by sale be classified as “held-and-used” until they are disposed of, and establishes more restrictive criteria to classify an asset or group of assets as “held for sale”. SFAS 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement, but broadens that presentation to include a component of an entity (rather than a segment of a business). We adopted SFAS 144 at the beginning of fiscal 2003, which had no impact on our consolidated results of operations, financial condition or cash flows.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections” (“SFAS 145”). In addition to other technical provisions, this Statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The Company as adopted SFAS 145 with the appropriate reclassifications made to our consolidated results of operations, financial condition and cash flows.

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

     The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the twelve months ended December 31, 2003 and December 31, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows. SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan. The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 123 using the Black-Scholes option-pricing model are shown below:

	Twelve Months Ended December 31
			2001
			(Restated, see
	2003	2002	Note 2)
Net income (loss) – as reported	$1,882	$2,216	$2,658
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$175	$185	$213
Pro forma net income (loss)	$1,707	$2,031	$2,445
Net income (loss) per share:
Basic – as reported	$0.34	$0.40	$0.47
Diluted – as reported	$0.32	$0.37	$0.43
Basic – Pro forma	$0.30	$0.36	$0.43
Diluted – Pro forma	$0.29	$0.34	$0.39

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

     After experiencing turnover of certain accounting personnel at our United Kingdom subsidiary, while in the midst of testing internal controls, evaluating the effectiveness of current procedures, and implementing system changes, the Company identified certain account reconciliation adjustments with respect to accounts receivable and accounts payable and certain marketing costs incorrectly deferred, the aggregate of which totaled $245,000 ($153,000, net of tax) and relate to fiscal year 2001 and prior periods. The resultant restatement has been recorded entirely in 2001 as the Company is unable to determine the impact on periods prior thereto. The impact of these errors also impacted the 2002 consolidated balance sheet, consolidated statement of changes in stockholder’s equity, consolidated statement of cash flows and the foreign currency translation adjustment and comprehensive income lines in our 2002 statement of operations. The following tables set forth previously reported amounts for fiscal 2002 and 2001 compared to the restated financial statement amounts.

	December 31, 2002
	As Previously Reported	Restated
Balance sheet data (in thousands):
Assets
Trade receivables	$6,842	$6,718
Other current assets	$4,558	$4,496
Total current assets	$21,479	$21,293
Total assets	$40,859	$40,673
Liabilities
Accounts payable and accrued expenses	$5,298	$5,354
Other current liabilities	$997	$924
Total current liabilities	$15,241	$15,224
Total liabilities	$22,200	$22,183
Shareholders’ Equity
Retained earnings	$5,452	$5,299
Accumulated other comprehensive income (loss)	$66	$50
Total shareholders’ equity	$18,053	$17,884
Total liabilities and shareholders’ equity	$40,859	$40,673

	December 31, 2001
	As Previously Reported	Restated
Assets
Trade receivables	$5,389	$5,277
Other current assets	$3,512	$3,456
Total current assets	$20,548	$20,380
Total assets	$31,367	$31,199
Liabilities
Accounts payable and accrued expenses	$3,683	$3,734
Other current liabilities	$2,375	$2,309
Total current liabilities	$12,398	$12,383
Total liabilities	$15,346	$15,331
Shareholders’ equity
Retained earnings	$3,236	$3,083
Total shareholders equity	$15,418	$15,265
Total liabilities and shareholders equity	$31,367	$31,199

	Year Ended December 31, 2001
	As Previously Reported	Restated
Income statement data (in thousands):
Expenses
Marketing and fulfillment expense	$12,815	$12,983
General and administrative expenses	$15,195	$15,246
Income from operations	$4,859	$4,640
Income before minority interest and taxes	$4,394	$4,175
Provision for income taxes	$(1,478)	$(1,412)
Net income	$2,811	$2,658
Net income per share — basic	$0.50	$0.47
Net income per share — diluted	$0.45	$0.43

	December 31, 2002
	As Previously Reported	Restated
Statement of cash flow data (in thousands):
Change in operating assets & liabilities
Trade receivables (net)	$(562)	$(550)
Other assets	$(1,693)	$(1,687)
Accounts payable, royalties payable and accrued expenses	$2,590	$2,597
Other current and noncurrent liabilities	$(1,251)	$(1,260)
Net cash provided by operating activities	$5,679	$5,695
Accumulated other comprehensive income (loss)	$284	$268

	December 31, 2001
	As Previously Reported	Restated
Change in operating assets & liabilities
Net income	$2,811	$2,658
Trade receivables (net)	$540	$652
Other assets	$(1,493)	$(1,437)
Accounts payable, royalties payable and accrued expenses	$2,013	$2,064
Other current and noncurrent liabilities	$1,961	$1,895

3. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31
	(in thousands)
		2002 (Restated, see
	2003	Note 2)
Prepaid expenses	$1,240	$1,307
Prepaid marketing costs	1,700	641
Royalty advances	3,587	1,898
Deferred tax assets	38	417
Prepaid publishing	270	233

	$6,835	$4,496

4. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31
	(in thousands)
	2003	2002
Land	$625	$625
Buildings and leasehold improvements	7,669	2,954
Construction in progress	0	2,406
Computer and other equipment	5,407	4,340
Studio equipment	1,244	1,171
Furniture and fixtures	3,143	1,896

	18,088	13,392
Less – accumulated depreciation	(7,179)	(6,055)

	$10,909	$7,337

     Depreciation expense approximated $1,124,000, $827,000 and $619,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized interest approximated $91,000, $13,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

5. OTHER ASSETS

Other assets consist of the following:

	December 31
	(in thousands)
		2002 (Restated,
	2003	See Note 2)
Music copyrights, net of accumulated amortization	$1,141	$1,316
Deferred tax assets	657	640
Loan financing cost	447	569
Cash surrender value of life insurance	482	309
Intangible asset, net of accumulated amortization	4,393	4,958
Other	383	445

	$7,503	$8,237

     The music copyrights are being amortized over their future estimated useful lives, which is approximately fifteen years. Accumulated amortization at December 31, 2003 and December 31, 2002 was approximately $1,492,354 and $1,317,759, respectively.

     Amortization expense was $174,595, $174,759 and $174,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6. ACQUISITIONS

     On June 28, 2002, the Company purchased all assets and assumed the outstanding liabilities of INO Records, LLC. The Company paid, net of cash acquired, $4.8 million to complete the transaction. The transaction was funded partly from operating cash and the issuance of $3 million additional debt through the Company’s credit facility. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price as follows (in thousands):

Cash	$103
Accounts Receivable	$905
Inventory	$62
Property and equipment, net	$20
Product masters, net	$13
Intangible	$4902
Royalty Payable	$1128

     The following pro-forma information presents the results of operations of the Company as if the acquisition of INO Records, LLC had been completed as of January 1, 2002 and January 1, 2001, respectively (in thousands, except per share data):

	For the Year Ended December 31, 2002
	As Reported	Pro-Forma (unaudited)
Net Sales	$66,345	$72,046
Net Income	$2,216	$2,556
Basic EPS	$0.40	$0.46
Diluted EPS	$0.37	$0.43

	For the Year Ended December 31, 2001 (As restated, see Note 2)
	Restated	Pro-Forma (unaudited)
Net Sales	$70,958	$75,458
Net Income	$2,658	$2,394
Basic EPS	$0.47	$0.42
Diluted EPS	$0.43	$0.38

     On March 31, 2003, the Company purchased Sarepta Music (Pty) Ltd. In conjunction with the purchase, the Company assumed all outstanding assets and liabilities as of the purchase date.

7. DEBT

     On April 25, 2001, the Company entered into a new $20 million, five-year secured credit facility with LaSalle Bank N. A. The credit agreement includes a $6 million line of credit and term loans of $14 million. Through this new credit facility, the Company refinanced its previous credit facility with Bank Austria Creditanstalt. Effective January 29, 2004, the line of credit increased from $6 million to $9 million. At December 31, 2003, there was $4.5 million outstanding under the line of credit and $9.8 million outstanding under the term loans. At December 31, 2002, there was $0 outstanding under the line of credit and $9.4 million outstanding under the term loans with LaSalle Bank N.A. The loans with LaSalle carry an interest rate of 4.0%.

     At December 31, 2003, the Company had approximately $1.5 million of available funds under the line of credit and zero under the term loans with LaSalle. At December 31, 2002, the Company had approximately $6.0 million of available funds under the line of credit and $2.6 million available under the term loans with LaSalle. Of the $14 million initial term facility, $3.0 million was used for the pay-off to Bank Austria, $3.4 million was used for the warrant repurchase described below, and $3.1 million expired, leaving $4.5 million available at December 31, 2001. The $3.1 million portion expired on December 19, 2001, after extension of the original expiration date of October 22, 2001, due to time and use restrictions as detailed in the original credit agreement. On March 30, 2002, the Company amended its original agreement with LaSalle Bank N.A. to restore $1.6 million of the $3.1 million facility that expired on December 19, 2001. On June 28, 2002, the facility was also amended to increase the available borrowings under the term loan by $3 million. On June 28, 2002, the Company then used this additional $3 million to partially fund the acquisition of INO Records, LLC.

     The line of credit and term loan with LaSalle contain restrictive covenants with respect to the Company, including, among other things, limitations on the payments of dividends, the incurrence of additional indebtedness, certain liens and require the maintenance of certain financial ratios. Substantially all of the Company’s assets are pledged as collateral for these loans.

     Aggregate principal maturities of long-term debt at December 31, 2003 are as follows:

Total
Fiscal Year	(in thousands)
2004	$2,690
2005	2,690
2006	4,429
2007	0

$9,809

     At December 31, 2003, approximately $887,821, net of accumulated amortization of $440,588, of loan issuance costs are being amortized over the term of the debt agreements.

8. INCOME TAXES

     The components of the provision for income taxes for the three years ended December 31, 2003 are as follows:

	Year Ended December 31,
	(in thousands)
			2001 (Restated,
	2003	2002	see Note 2)
Current provision
Federal	$734	$1,260	$834
State	148	339	259
Foreign	(15)	0	(66)

	867	1,599	1,027

Deferred provision (benefit)
Federal	345	(241)	374
State	38	(34)	11
Foreign	0	(61)	0

	383	(336)	385

Total provision (benefit)	$1,250	$1,263	$1,412

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items:

	December 31,
			2001
			(Restated,
	2003	2002	see Note 2)
Income tax provision at statutory rates	$1,135	$1,269	$1,578
State tax provision, net of federal taxes	109	157	133
Nondeductible expenses	36	12	67
Credits related to foreign income	(103)	(42)	(390)
Other, net	0	27	26
Foreign tax income	(101)	(160)	(282)
Deferred tax adjustment	0	0	280
Change in valuation allowance	174	0	0

Provision of (benefit) for income taxes	$1,250	$1,263	$1,412

     Deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003, 2002, and 2001 are as follows (in thousands):

		2002 (As	2001
		(Restated,	(Restated,
	2003	see Note 2)	see Note 2)
Deferred assets
Foreign and state net operating loss carryforwards	$273	$155	$25
Reserves for returns and allowances, net	1,262	1,095	982
Depreciation	406	450	450
Stock based compensation	58	62	205
Non compete agreement	240	215	211
Other	0	0	18

	2,239	1,977	1,891

Deferred tax liabilities
Prepaid expenses	(564)	(373)	(477)
Returns	(375)	(283)	(548)
Amortization	(285)	(131)	0
Other	(146)	(133)	(145)

	(1,370)	(920)	(1,170)

Net deferred tax asset	869	1,057	721
Valuation allowance	(174)	0	0
Current portion	(37)	(417)	79

Long term portion	$658	$640	$642

     In 2003, the Company established a valuation allowance attributable to the deferred tax asset related to foreign net operating losses generated in 2003. Based on available evidence, management has determined that it is more likely than not that such assets will not be realized.

9. EMPLOYEE BENEFITS

     The Company maintains a non-contributory defined contribution Profit Sharing Plan (the “Plan”) covering substantially all employees of the Company. An employee is eligible to participate in the Plan after one year of service, as defined. The Company did not make contributions to the Plan during the years ended December 31, 2003, 2002 or 2001as contributions are at the discretion of the Board of Directors.

     The Company also provides a qualifying 401k Plan (“401k Plan”) covering substantially all employees of the Company. An employee is eligible to participate in the 401k Plan after one year of service and is allowed to make elective contributions of up to 12% of their annual salary. Company contributions to the 401k Plan are discretionary and are determined annually by the Company’s Board of Directors. The Company contributed approximately $194,459, $160,840 and $144,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The Board of Directors amended the 401(k) Plan in 1997 to include qualified non-elective contributions to satisfy minimum contributions.

10. RELATED PARTY TRANSACTIONS

     One of the Company’s exclusive songwriters and artists, who is also an officer of the Company, received royalties of approximately $355,000, $378,000 and $420,000 for the three years ended December 31, 2003, 2002 and 2001, respectively. Amounts due to the officer at December 31, 2003 and 2002 approximate $25,304 and $158,898, respectively. Due from this officer at December 31, 2003 and 2002 was $40,000 and $10,500, respectively, advanced against future royalties.

     Integrity Worship Ministries, a not-for-profit charitable organization, received from the Company cash contributions of $150,000, $0 and $0 for the three years ended December 31, 2003, 2002 and 2001, respectively. The principal stockholder of the Company is a member of the board of directors of Integrity Worship Ministries. This contribution was initiated and approved by the Board of Directors of the Company, with the principal stockholder of the Company abstaining from the vote.

11. SEGMENT REPORTING

     The Company is a multinational corporation with wholly-owned subsidiaries in the United States, Australia, Singapore and South Africa. The Company owns 65% of the United Kingdom subsidiary. In computing operating profits, certain corporate expenses, to the extent related to a segment, are charged to that segment. Marketing and fulfillment costs are also attributed to the specific segment benefited. Other expenses (income) are included in the general corporate expenses total.

     The Company has determined that its reportable segments are those that are based on the Company’s distribution channels. These distribution channels are Retail, Direct-to-Consumers, International, Book Publishing and Other channels. The Retail channel primarily represents sales to Christian bookstores, special event sales and sales of choral products through third party distributors, and sales to the general retail market. The Direct-to-Consumer channel primarily represents sales from direct mail programs, and also includes Internet sales and sales direct to churches, including through the Company’s hymnal joint venture. The International channel represents all transactions with foreign entities, whether they are shipped from the US or one of the Company’s three foreign subsidiaries. Christian bookstores are the primary distribution channel for this segment, but there are also direct mail and other techniques used for these markets. The Other channels segment includes copyright revenue from the song catalog and other small distribution sales.

     The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net revenues and operating income before taxes. Intersegment sales are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table, in thousands:

			2001
			(Restated,
	2003	2002	see Note 2)
Net sales
Direct-to-consumer	$15,068	$16,009	$29,594
Retail	35,215	33,291	33,401
International	10,416	9,597	7,942
Book publishing	8,204	4,123	0
Other	9,351	9,097	9,045
Eliminations	(3,990)	(5,772)	(9,024)

Consolidated	$74,264	$66,345	$70,958

Operating Profit (before minority interest)
Direct-to-consumer	$3,047	$1,789	$5,811
Retail	5,987	5,299	7,041
International	661	1,223	1,394
Book publishing	118	(560)	(554)
Other	2,790	3,754	148

Consolidated	12,603	11,505	13,840
General corporate expense	8,849	7,499	9,384
Interest expense, net	415	273	281

Income before income taxes and minority interest	$3,339	$3,733	$4,175

		2002	2001
		(Restated,	(Restated,
	2003	see Note 2)	see Note 2)
Identifiable assets
Direct-to-Consumer	$4,517	$1,586	$1,619
Retail	0	0	0
International	4,946	4,415	3,373
Book publishing	9,709	5,583	540
Other	1,142	1,316	1,490
General corporate assets	31,191	27,773	24,177

Total assets	$51,505	$40,673	$31,999

     The Company does not allocate any separate assets to its Retail segment as that segment is managed based on profit centers. The primary assets used in these segments are product masters and other intangibles that are shared among all segments. The Company does not track property and equipment usage by segments.

     The Company sells its products throughout the world and operates primarily in the U.S. Export sales are handled through the Company’s international sales division and through certain foreign subsidiaries. Geographic financial information is as follows (in thousands):

			2001 (Restated,
	2003	2002	see Note 2)
Net Sales
United States	$63,944	$56,648	$63,016
Europe	3,792	4,447	2,247
Australia	1,029	1,088	1,209
Asia	625	806	944
Latin America	1,275	935	1,138
South Africa	1,297	0	0
Other	2,302	2,421	2,404

	$74,264	$66,345	$70,958

		2002 (Restated,	2001 (Restated,
	2003	see Note 2)	see Note 2)
Identifiable Assets
United States	$46,559	$36,258	$27,826
Europe	2,344	3,122	1,799
Australia	811	655	692
Asia	669	638	882
South Africa	1,122	0	0

	$51,505	$40,673	$31,199

12. STOCKHOLDERS’ EQUITY

     Each holder of the Company’s Class B common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to one vote per share. The rights of each share of Class A and Class B stock are identical in all respects except as to voting privileges. No dividends were declared or paid during the years ended December 31, 2003, 2002 and 2001.

13. STOCK COMPENSATION PLANS

     The Company has several stock option plans that provide for the granting of stock options to officers, employees and non-employee directors.

     The 1999 Long-term Incentive Plan (the “1999 LTIP”) permits grants of not only incentive stock options, but also non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The 1999 LTIP is authorized to issue up to 400,000 shares of Class A Common Stock in connection with such awards. Under the 1999 LTIP, awards may not be granted at less than the market value at the date of the grant, and vesting terms are generally five years. At December 31, 2003, there were 387,722 options outstanding under the 1999 LTIP. No further options will be granted under the 1999 LTIP.

     On November 2, 2001, Integrity’s Board of Directors adopted the Integrity Incorporated 2001 Long-Term Incentive Plan (the “2001 LTIP”). The 2001 LTIP became effective as of its approval by the Board of Directors and was approved at Integrity’s Annual Meeting of Stockholders in May 2002. The 2001 LTIP permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. The Company has reserved for issuance upon the grant or exercise of awards pursuant to this plan 400,000 shares of authorized but unissued shares of Class A Common Stock. At December 31, 2003, there were 50,000 shares of Class A restricted stock outstanding under the 2001 LTIP. There are 350,000 shares available for grants under the 2001 LTIP.

     Prior to the approval of the 1999 LTIP, the Company had the 1994 Stock Option Plan (the “1994 Plan”) for employees and officers. Under the 1994 Plan, 233,244 options were outstanding at December 31, 2003. No further options will be granted under the 1994 Plan.

     The 1994 Stock Option Plan for Outside Directors (the “1994 Directors’ Plan”), granted 1,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. At December 31, 2003, there were 5,000 options outstanding under the 1994 Directors Plan. No further options will be granted under the 1994 Directors’ Plan.

     On February 15, 2002, Integrity’s Board of Directors adopted the Integrity Incorporated 2002 Stock Option Plan for Outside Directors (the “2002 Directors’ Plan”). The 2002 Directors’ Plan became effective as of its approval at the Company’s Annual Meeting of Stockholders in May 2002. The 2002 Directors’ Plan awards 5,000 options to purchase Class A Common stock annually to Directors following the annual meeting. Such options have an exercise price equal to the fair market value at grant date and are exercisable six months from date of grant. At December 31, 2003, there were 40,000 options outstanding under the 2002 Directors’ Plan and there were 20,000 shares available for grants.

     The Executive Stock Purchase Plan permits certain employees to purchase shares of common stock from the Company. Under this Plan, there are 50,000 shares of Class A common stock reserved at December 31, 2003.

     Effective December 28, 1995, the Company’s Board of Directors adopted the 1995 Cash Incentive Plan. Awards were granted by the Company’s Compensation Committee and were expressed in a number of units payable only in cash. Vesting was one-fifth of the units of an award on each anniversary of the date of grant until vested in full. Participants would have been vested in full six months after the occurrence of a change in control (as defined by the agreement) of the Company. The value of all units was measured as the difference between the fair market value of the Company’s stock on the grant date and the fair market value of the Company’s stock on any given date subsequent to the grant date. To the extent the fair market value of the stock were to exceed the fair market value at the date of grant, compensation expense would be charged to the Company’s statement of operations. As of December 31, 2000, 127,500 awards had been granted. An accrual of $30,000 was recorded as of December 31, 2000 for the difference in the fair market value of the stock between the grant date and the end of the year. Final distributions under this plan were made in 2001. No further grants will be made under this Plan.

     We maintain a non-qualified deferred compensation plan for the benefit of a select group of our management. The purpose of the plan is to enhance our ability to attract and retain qualified management personnel by providing an opportunity to defer a portion of their compensation that cannot be deferred under our 401(k) plan. We also maintain a supplemental executive retirement plan (defined contribution) to provide benefits to a select group of our management who contribute significantly to our continued growth, development and future business. The Company contributed $17,830, $0 and $0 in the years 2003, 2002 and 2001, respectively.

     The Company accounts for stock-based compensation plans under APB 25, “Accounting for Stock Issued to Employees”. As a result, the Company has recognized compensation expense only for the 1995 Cash Incentive Plan discussed above. The Company is not required to recognize compensation expense for the other option plans as the exercise price is equal to, or greater than, the fair market value at the date of grant. The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation: (FAS 123)”. Had compensation cost for the Company’s stock–based incentive compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by FAS 123 and if these values had been recorded in the statement of operations, the Company’s net income and per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2003, 2002 and 2001, respectively.

				2001
				(Restated, see
		2003	2002	Note 2)
Net income	As reported	$1,882,000	$2,216,000	$2,658,000
	Pro forma	$1,707,000	$2,030,000	$2,445,000
Basic EPS	As reported	$0.34	$0.40	$0.47
	Pro forma	$0.30	$0.36	$0.43
Diluted EPS	As reported	$0.32	$0.37	$0.43
	Pro forma	$0.29	$0.34	$0.39

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: Dividend yields of 0%, expected volatility of 45% each year, risk-free interest rates that approximate the yield of a five year zero coupon government bond, and a specific vesting period for each option. The weighted-average fair value of options granted is $4.04, $3.18 and $2.02 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted-average remaining contractual life for all options outstanding is 2.31 years.

     The following table summarizes the changes in the number of shares under option:

					Weighted
	Exercise Price Ranges			Total	average
				shares	option
	$0.50	$2.01	$5.01	under	price per
	to $2.00	to $5.00	to $10.00	option	share
Outstanding at 12/31/00	180,027	537,722	7,000	724,749	$2.95
Granted	0	4,000	50,000	54,000	7.30
Exercised	(59,000)	(7,000)	(1,000)	(67,000)	2.02
Forfeited	0	(2,000)	0	(2,000)	2.88

Outstanding at 12/31/01	121,027	532,722	56,000	709,749	3.39
Granted	0	0	20,000	20,000	4.95
Exercised	(13,783)	0	0	(13,783)	2.25
Forfeited	0	0	0	0

Outstanding at 12/31/02	107,244	532,722	76,000	715,966	3.60
Granted	0	20,000	0	20,000	4.95
Exercised	(10,000)	(10,000)	0	(20,000)	2.25

Outstanding at 12/31/03	97,244	542,722	76,000	715,966	3.60
Exercisable at 12/31/03	97,244	345,435	26,000	468,679	2.94

Plan shares available for future grants				370,000

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

14. COMMITMENTS AND CONTINGENCIES

     On June 28, 2002, the Company entered into a commitment with a related party requiring the payments of $250,000, $750,000, $750,000 and $750,000 in 2006, 2007, 2008 and 2009, respectively. Such payments are contingent upon the continuing employment of this party and are recognized as expense assuming that the party remains employed with the Company for the full commitment period. The Company is party to various lease commitments related to office space and equipment. Future minimum payments under these commitments consist of the following at December 31, 2003:

	Operating Lease Payout Schedule
2004	2005	2006	2007	2008
$584,901	$507,714	$427,811	$411,178	$419,352

     Operating lease expense was $546,000, $524,000 and $391,000 for fiscal 2003, 2002, and 2001, respectively. The Company has no capitalized leases.

     The Company is subject to legal proceedings and other claims that may arise in the ordinary course of business. However, the Company is not party to any material legal proceedings. The Company’s commitments under capital lease agreements are not significant.

15. SUBSEQUENT EVENT

     On March 2, 2004, the Company issued a press release announcing the execution of a merger agreement with Kona Acquisition Corp. that would have the effect of taking the Company private. Kona Acquisition Corp. is wholly owned by P. Michael Coleman, Integrity’s principal stockholder, President and Chief Executive Officer. The closing of this merger is contingent upon Kona’s financing and approval by a majority of Integrity’s stockholders who are unaffiliated with management.

16. QUARTERLY FINANCIAL INFORMATION (Unaudited)

     As discussed in Note 2, we have restated our financial statements for the fiscal year ended December 31, 2001. $89,000, net of tax, of the errors described in Note 2 were originally corrected in the quarter ended September 30, 2003. Our financial information, as previously reported for the quarterly period ended September 30, 2003 was as follows: net sales were $21,408,000; gross profit was $10,889,000; net income was $1,388,000; basic earnings per share were $0.25 and diluted earnings per share were $0.23.

	2003
	Three Months Ended
	(in thousands, except per share data)
			Sep 30 (Restated,
	Mar 31	Jun 30	see Note 2)	Dec 31
Net sales	$18,560	$13,384	$21,408	$20,912
Gross profit	8,941	6,706	10,889	10,495
Net income	516	(696)	1,477	585
Basic earnings per share	$0.09	$(0.12)	$0.26	$0.11
Diluted earnings per share	$0.09	$(0.12)	$0.25	$0.10

	2002
	Three Months Ended
	(in thousands, except per share data)
	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$15,396	$11,831	$22,582	$16,536
Gross profit	7,219	6,835	11,371	8,742
Net income	345	(118)	1,404	585
Basic earnings per share	$0.06	$(0.02)	$0.25	$0.11
Diluted earnings per share	$0.06	$(0.02)	$0.23	$0.10

2. Financial Statement Schedule

The following consolidated financial statement schedules of the Company are set forth herewith:

INTEGRITY MEDIA, INC. AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts and Reserves
(dollar amounts in thousands)

		Additions
		Charged to
	Balance at	costs and		Balance at
Description	Beg. Of Period	expenses	Deductions (1)	end of Period
2003
Allowance for returns and doubtful accounts	$2,415	$12,344	$(12,459)	$2,300
2002
Allowance for returns and doubtful accounts	1,788	7,233	(6,606)	2,415
2001
Allowance for returns and doubtful accounts	1,241	6,707	(6,160)	1,788

(1)	Represents write-offs during the respective period for product returns and uncollectible accounts.

		Additions
		Charged to
	Balance at	costs and		Balance at
Description	Beg. Of Period	expenses	Deductions	end of Period
2003
Valuation on deferred tax assets	$0	$174	$0	$174
2002
Valuation on deferred tax assets	0	0	0	0
2001
Valuation on deferred tax assets	0	0	0	0

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

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
3(i)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994).

3(i).1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995 (incorporated by reference from Exhibit 3(I).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

3(ii)	Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

4.1	See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the Certificate of Incorporation, as amended, and Bylaws, as amended, of the Registrant defining rights of holders of Class A and Class B Common Stock of the Registrant.

4.2	Form of Class A Common Stock certificate of the Registrant (incorporated by reference from Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.1	Form of Continuity Club Membership Agreement (incorporated by reference from Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

10.2	Product Distribution Agreement by and between Integrity Incorporated and Word, Inc., dated as of January 1, 2000 (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.3	Amendment to Product Distribution Agreement dated as of January 1, 2000, by and between Integrity Incorporated and Word, Inc., a division of Warner Music Group Inc., amendment effective as of January 1, 2002. (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4	Asset Purchase Agreement by and between Integrity Incorporated and Idea Entertainment, Inc. dated as of November 19, 1999. (incorporated by reference from Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5	Product Development and Co-Branding Agreement dated January 10, 2000 by and between Integrity Incorporated and Time Life, Inc. (the foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for he year ended December 31, 2000).

Exhibit
Number	Exhibit Description
10.6	Product Distribution Agreement between Integrity Media, Inc. and Sony Music Entertainment, dated March 4, 2002, effective January 1, 2002. (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.7	Credit Agreement dated April 25, 2001 by and between Integrity Incorporated and LaSalle Bank National Association (The foregoing is the subject of a request for confidential treatment) (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.8	Intellectual Property Security Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle Bank National Association (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.9	Security and Pledge Agreement dated April 25, 2001 by Integrity Incorporated in favor of LaSalle Bank National Association (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.10	First Amendment to Credit Agreement dated June 15, 2001 by and between Integrity Incorporated and LaSalle Bank National Association (incorporated by reference from Exhibit 10.6 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001)

10.11	Warrant Repurchase Agreement dated September 26, 2001, by and between Integrity Incorporated and Bank Austria AG, Grand Cayman Branch (incorporated by reference from Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.12	Lease dated August 24, 2001 by and between Park Center Partnership II and Integrity Incorporated (incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.13	Second Amendment to Credit Agreement by and between Integrity Incorporated and LaSalle Bank National Association, dated March 30, 2002 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.14	LLC Interest Purchase Agreement by and between Integrity Media, Inc. and Jeffory Moseley, Carmen Moseley and the Jeff and Carmen Moseley Charitable Remainder Unitrust, for the purchase of M2 Communications, L.L.C., dated June 28, 2002 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.15	Stock Purchase Agreement between Integrity Incorporated and Elizabeth Ann Williamson for the purchase of Enlight, Inc., dated April 5, 2002 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16	Third Amendment to Credit Agreement by and between Integrity Media, Inc., Integrity Publishers, Inc., M2 Communications, L.L.C., and LaSalle Bank National Association, dated June 28, 2002 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.17	Security and Pledge Agreement by and between Integrity Publishers, Inc., and LaSalle Bank National Association, dated March 30, 2002 (incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit
Number	Exhibit Description
10.18	First Amendment to Security and Pledge Agreement by and between Integrity Publishers, Inc., and LaSalle Bank National Association, dated June 28, 2002 (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19	First Amendment and Second Supplement to Security and Pledge Agreement by and between Integrity Media, Inc. and LaSalle Bank National Association, dated June 28, 2002 (incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Security and Pledge Agreement by M2 Communications, L.L.C., in favor of LaSalle Bank National Association, dated June 28, 2002 (incorporated by reference from Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2002).

10.21	Fourth Amendment to Credit Agreement, by and between Integrity Media, Inc., Integrity Publishers, Inc., M2 Communications, L.L.C., Integrity Direct LLC, and LaSalle Bank National Association, dated December 31, 2002 (incorporated by reference from Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22	Security and Pledge Agreement by Integrity Direct, LLC, in favor of LaSalle Bank National Association, dated December 31, 2002 (incorporated by reference from Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23	Third Supplement to Security and Pledge Agreement by and between Integrity Media, Inc. and LaSalle Bank National Association, dated December 31, 2002 (incorporated by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24	Fifth Amendment to Credit Agreement, by and between Integrity Media, Inc., Integrity Publishers, Inc., M2 Communications, L.L.C., Integrity Direct, LLC and LaSalle Bank National Association, dated March 26, 2003 (incorporated by reference from Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Sixth Amendment to Credit Agreement, by and between Integrity Media, Inc., Integrity Publishers, Inc., M2 Communications, L.L.C., Integrity Direct, LLC and LaSalle Bank National Association, dated March 31, 2003 (incorporated by reference from Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	Stock Purchase Agreement by and between Integrity Media, Inc. and Anton Jacobus Bekker, Paul Michael Alcock and Sarepta Music (Pty) Ltd dated March 18, 2003 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.27	Seventh Amendment to Credit Agreement by and between Integrity Media, Inc., Integrity Publishers, Inc., Integrity Direct, LLC, M2 Communications, L.L.C., and LaSalle Bank National Association, dated August 28, 2003 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.28	Eighth Amendment to Credit Agreement by and between Integrity Media, Inc., Integrity Publishers, Inc., Integrity Direct, LLC, INO Records, LLC, and LaSalle Bank National Association, dated January 29, 2004.

10.29	Agreement and Plan of Merger by and among Integrity Media, Inc., Kona Acquisition Corp., and P. Michael Coleman dated March 1, 2004.

Exhibit
Number	Exhibit Description

Executive Compensation Plans and Arrangements

10.30	1994 Management Incentive Plan (incorporated by reference from Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

10.31	Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference) from Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-86126) filed on November 7, 1994).

10.32	Form of Stock Option Agreement under the Integrity Music, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

10.33	Integrity Music, Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-86128) filed on November 7, 1994).

10.34	Integrity Media, Inc. 2002 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.35	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

10.36	Integrity Music, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994).

10.37	Integrity Music, Inc. 401(k) Employee Savings Plan (incorporated by reference from Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.38	Amendment Number three to the Integrity Music, Inc. 401(k) Employee Savings Plan, dated as of April 2, 1997 (incorporated by reference from Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.39	Defined Contribution Master Plan and Trust Agreement relating to Non-Standardized Profit Sharing Plan (incorporated by reference from Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.40	Form of Key Employee Change in Control Agreement (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.41	Integrity Incorporated 1995 Cash Incentive Plan (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.42	Integrity Incorporated Severance Agreement (incorporated by reference from Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.43	Amendment to the Integrity Music, Inc. 1994 Employee Stock Purchase Plan as approved on August 6, 1999 (incorporated by reference from Exhibit 10.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.44	Integrity Incorporated 1999 Long-Term Incentive Plan, as approved by the Stockholders of the Corporation on May 7, 1999 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

Exhibit
Number	Exhibit Description
10.45	Integrity Incorporated 2001 Long-Term Incentive Plan, adopted by the Board of Directors of Integrity Media, Inc. on November 2, 2001 (incorporated by reference from Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.46	Employment Agreement by and among Integrity Incorporated and Jerry Weimer dated as of March 28, 1996 (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.47	Employment Agreement by and among Integrity Incorporated and Donald Moen effective as of October 1, 2001 (incorporated by reference from Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.48	Employment Agreement dated June 1, 2001 by and between Integrity Incorporated and Byron Williamson (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.49	Key Employee Change In Control Agreement dated June 1, 2001 by and between Integrity Incorporated and Byron Williamson (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.50	Employment Agreement dated October 29, 2001 by and between Integrity Incorporated and Danny McGuffey (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.51	Key Employee Change in Control Agreement dated October 29, 2001 by and between Integrity Incorporated and Danny McGuffey (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.52	Employment Agreement by and among Integrity Media, Inc. and Jeffory Moseley, dated June 28, 2002 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.53	Executive Nonqualified “Excess” Plan, by Integrity Media, Inc. and Executive Benefit Services, Inc., effective as of December 1, 2002 (incorporated by reference from Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

11	Statement of Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Independent Accountant

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Financial Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On November 21, 2003, Integrity Media, Inc. filed Form 8-K announcing that it has received an offer from P. Michael Coleman, its cofounder, principal stockholder, President and Chief Executive Officer, for a transaction which would result in the privatization of the Company. The Form 8-K also announced that the Company’s board of directors had appointed a special committee of independent directors to review Mr. Coleman’s proposal.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

INTEGRITY MEDIA, INC. AND SUBSIDIARIES
By:	/s/ P. Michael Coleman
P. Michael Coleman
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2004.

Signature	Title
/s/ P. Michael Coleman P. Michael Coleman	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Donald S. Ellington Donald S. Ellington	Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)
/s/ Jean C. Coleman Jean C. Coleman	Director
/s/ William A. Jolly William A. Jolly	Director
/s/ Charles V. Simpson Charles V. Simpson	Director
/s/ Heeth Varnedoe III Heeth Varnedoe III	Director
/s/ Jimmy M. Woodward Jimmy M. Woodward	Director