Form 10-K/A
period 2003-12-31
INTEGRITY MEDIA INC
filed 2004-04-29
CIK 922865

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

     Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☐ No ☒

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

EXPLANATORY NOTE
PART III.
PART IV
INDEX TO EXHIBITS
SIGNATURES
EX-31.1 302 CERTIFICATION OF CEO
EX-31.2 302 CERTIFICATIONS OF CFO

EXPLANATORY NOTE

     On April 14, 2004, Integrity filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Initial 10-K”). Because Integrity has determined that it will not file its Proxy Statement prior to the April 29, 2004 deadline, Integrity is providing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K by amendment in accordance with General Instruction G(3) of Form 10-K. This Annual Report on Form 10-K/A amends Items 10, 11, 12, 13 and 14 of Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K.

Special Cautionary Notice Regarding Forward-Looking Statements

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Integrity’s Annual Report on Form 10-K for the year ended December 31, 2003, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Integrity Media, Inc. and Subsidiaries (the “Company” or “Integrity”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. For any forward-looking statements contained, or incorporated by reference, herein, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” of Integrity’s Annual Report on Form 10-K for the year ended December 31, 2003. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. Any forward-looking statements represent management’s estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While Integrity may elect to update forward-looking statements at some point in the future, Integrity specifically disclaims any obligation to do so, even if its estimates change.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The following table sets forth the names of the directors of Integrity, their ages and first year elected director, their positions with Integrity and their principal occupations and employers for at least the last five years. For information concerning directors’ ownership of common stock, see “Beneficial Owners of More Than Five Percent of Integrity’s Common Stock; Shares Held by Directors and Executive Officers.”

		Positions with Integrity, Principal
Name and Year First		Occupations During at Least the Past Five
Elected Director	Age	Years, and Other Directorships
P. Michael Coleman (1987)	50	Mr. Coleman co-founded Integrity in 1987 when he and a partner purchased the music operations of Integrity Communications, Inc. from Charles Simpson Ministries, Inc. He has served as Chairman, President and the Chief Executive Officer of Integrity since 1987. In his capacity, Mr. Coleman oversees the company and the senior manager of the Music division, Book division, Finance and Administration, Legal Affairs, and the Direct to Customer division. Prior to 1987, Mr. Coleman served as president of several different organizations in the Christian communications industry. In December 1999, Mr. Coleman earned a Master of Business Administration degree for global executives from Duke University.

Jean C. Coleman (1993)	57	Mrs. Coleman has extensive experience in Christian ministry, speaks regularly to Christian women’s groups and is the wife of P. Michael Coleman.

William A. Jolly (2001)	49	Mr. Jolly has been a partner of Fine Equities, Inc. since 1996. Fine Equities, Inc. is a boutique investment bank that specializes in financing consumer product, biotech and medical device companies, investment advisory services and corporate restructurings. From 1994-1996 Mr. Jolly was the Vice President of Worldwide Consumer Products Asia-Pacific Region for Scott Worldwide, Inc. Prior to working with Scott Worldwide, Inc., Mr. Jolly worked for Procter & Gamble, most recently as the President Director of its operations in Indonesia. Mr. Jolly received a Masters of Business Administration from the University of North Carolina at Chapel Hill, North Carolina and graduated from Duke University with a Bachelors Degree in Management Sciences and French Literature.

Charles V. Simpson (1987)	66	Reverend Simpson is the retired Senior Pastor of the Covenant Church of Mobile, where he previously served from 1973 to 1987 and then from 1992 to 1999. Reverend Simpson is Chairman of Charles Simpson Ministries, which publishes Christian Conquest magazine, The Covenant and the Kingdom Curriculum and a monthly pastoral letter.

Heeth Varnedoe III (1993)	67	Mr. Varnedoe was President and Chief Operating Officer from 1986 to 1997 of Flowers Industries Inc., a publicly-traded company which produces bread and other baked products. Mr. Varnedoe retired from Flowers Industries in 1997.

		Positions with Integrity, Principal
Name and Year First		Occupations During at Least the Past Five
Elected Director	Age	Years, and Other Directorships

Jimmy M. Woodward (1999)	43	Mr. Woodward currently serves as Senior Vice President and Chief Financial Officer of Flowers Foods Inc. and has held that position since March 26, 2001. Prior thereto, he was Vice President and Chief Financial Officer of Flowers Industries since 1997. Mr. Woodward joined Flowers Industries in 1985 as Tax Accounting Manager and served as Assistant Treasurer from 1990 to 1997. Mr. Woodward is a director of PRG-Schultz International, Inc. (NASDAQ: PRGX) and a former director of Keebler Foods Company.

Executive Officers of Integrity

     Except for Mr. Coleman, who serves as Integrity’s Chairman, President and Chief Executive Officer and who is discussed above, the following table sets forth the names of the executive officers of Integrity, their ages, their positions with Integrity and their principal occupations and employers for at least the last five years. For information concerning executive officers’ ownership of common stock, see “Beneficial Owners of More Than Five Percent of Integrity’s Common Stock; Shares Held by Directors and Executive Officers.”

		Positions with Integrity and Principal
Name	Age	Occupations During at Least the Past Five Years
Jerry W. Weimer Executive Vice President and Chief Operating Officer	56	Mr. Weimer joined Integrity in March 1996 as Executive Vice President and Chief Operating Officer. Mr. Weimer’s previous experience includes more than 20 years in the music industry. From 1992 to 1996, he held the position of Executive Vice President of Word, Inc., the former Christian music division of Thomas Nelson, Inc., and prior to 1991 he was President of the Gaither Management Group, which is involved in Christian music publishing. In December 2001, Mr. Weimer was appointed President and Chief Operating Officer of Integrity Music, Inc., the music division of Integrity. In this role, Mr. Weimer oversees the operations of the music division, which includes INO Records, LLC. He continues to be Executive Vice President and Chief Operating Officer of the parent company, Integrity Media, Inc.

Donald S. Ellington Senior Vice President of Finance and Administration	48	Mr. Ellington joined Integrity in May 2000 as Senior Vice President of Finance and Administration and its chief financial officer. Mr. Ellington’s responsibilities include management of the accounting department and all aspects of internal and external financial reporting. He is also responsible for the administrative functions of Integrity, including risk management and human resources. Additionally, he is responsible for certain operational areas of Integrity, among them information technology, inventory management and distribution center. From August 1998 to May 2000, Mr. Ellington was the Chief Operating Officer for Ray Wallace and Associates, and from August 1994 to August 1998, he was Corporate Controller for Bio-Lab, Inc. a wholly-owned subsidiary of Great Lakes Chemical Corporation.

		Positions with Integrity and Principal
Name	Age	Occupations During at Least the Past Five Years
Donald J. Moen Executive Vice President and Creative Director	53	Mr. Moen joined Integrity as Creative/Product Director in February 1988 and is currently Executive Vice President and Chief Creative Officer. In this position, Mr. Moen provides creative direction and oversight to the music product creation process. Also, as an artist and songwriter, Mr. Moen has completed numerous recordings for Integrity and has been a worship leader for the Hosanna! Music series. In 1994, Integrity’s musical “God With Us,” for which Mr. Moen was the key creative director, won a Dove Award for best musical. In 1993, he was a Dove Award nominee for his recording “Worship with Don Moen,” and in 1992, he was a nominee for his song “God Will Make a Way.”

Keith J. Manwaring Senior Vice President and Managing Director of Integrity International Group	57	Mr. Manwaring joined Integrity in November 1990 as the Managing Director of Integrity’s Australian subsidiary. In February 1992, Mr. Manwaring transferred to Integrity’s headquarters in Mobile, Alabama where he assumed the position of Vice President, International, Church Resources and Special Sales. In September 1995, certain areas of Integrity were restructured and Mr. Manwaring became solely responsible for international sales as Senior Vice President, International. In December 1996, Mr. Manwaring’s title was changed to Senior Vice President and Managing Director of Integrity International Group to reflect his management responsibilities for all international activities including oversight of all of Integrity’s international subsidiaries.

Daniel D. McGuffey Senior Vice President and Chief Marketing Officer	50	Mr. McGuffey joined Integrity in January 1997 as Senior Vice President, General Manager of the Integrity Label Group. In August 1999, Mr. McGuffey was promoted to Senior Vice President and Chief Marketing Officer, responsible for all North American consumer sales and marketing. In January 2003, Mr. McGuffey’s role as Chief Marketing Officer was expanded to include responsibility for global branding strategies and marketing for all of Integrity’s product divisions. Prior to joining Integrity, Mr. McGuffey was Vice President of Marketing and Sales for Star Song Communications, a Christian music publisher, from 1992 to December 1996, where he was instrumental in the marketing and sales development of over 30 artists and labels. He also held the position of Vice President of Marketing and Sales for Reunion Records from 1991 to 1992 and began his career in the music industry in 1980 with the Sparrow Corporation, a Christian music publisher, where he served as Vice President, Sales, from 1986 through 1991.

Chris E. Thomason Senior Vice President and General Manager of the Integrity Label Group	41	Mr. Thomason joined Integrity in 1992 as an Assistant Manager of Song Development. He then moved to Assistant Artists and Repertoire (“A&R”) Manager and then to Director of A&R. He was promoted to Vice President of Creative Group in 1997. In January 2001, he was promoted to Senior Vice President of the Creative Group. In January 2003, he was promoted to his current position of Senior Vice President and General Manager of the Integrity Label Group, where he oversees product development, song development, studios, music production and A&R functions for this group. CBA Trade sales and marketing functions also

		Positions with Integrity and Principal
Name	Age	Occupations During at Least the Past Five Years
		report to Mr. Thomason. Prior to joining Integrity, Mr. Thomason was employed by Gold Mine Studios and co-owned Duckworth Studios.

Robert G. Rist Senior Vice President, General Manager Integrity Direct, LLC	57	Mr. Rist joined Integrity on March 31, 1997, as Vice President, Church Resources. In January 2001, he was promoted to Senior Vice President, Church Resources and Music Publishing. In January 2003, he was promoted to his current position of Senior Vice President and General Manager of Integrity Direct, LLC. In his new capacity, Mr. Rist is responsible for all direct-to-consumer functions, including continuity clubs, Internet and church sales. Prior to joining Integrity, Mr. Rist served as President of Warner Press in Anderson, Indiana, for seven years and prior to that for 14 years in various positions at Alexandria House, Inc., a music distribution company in Alexandria, Indiana.

Byron Williamson President and Chief Executive Officer of Integrity Publishers, Inc., Integrity’s book-publishing subsidiary	58	Mr. Williamson joined Integrity on June 1, 2001 as President and Chief Executive Officer of Integrity Publishers, Inc., a subsidiary created by Integrity for the purpose of developing and publishing Christian books. Prior to joining Integrity, Mr. Williamson held various key positions in the Christian publishing industry. From 1989 to 1998, he led Word Publishing, becoming its President in 1992 when it was acquired by Thomas Nelson, Inc. From 1995 until 1998, he served as President of the newly consolidated Thomas Nelson/Word Publishing, which had become the tenth-largest general trade publisher in the United States. From 1977 to 1988 he was employed by Sweet/Worthy Publishing, where he was named President in 1985. Word, Inc. acquired this Ft. Worth-based publisher of educational and training materials, children’s books and commercially successful Bible translations in late 1988.

Jeffory Moseley President of INO Records, LLC	43	Mr. Moseley founded M2 Communications, L.L.C. He is a 23 year veteran of the Christian music industry. He has helped shape the careers of artists as diverse as MercyMe, SonicFlood, Amy Grant, Michael W. Smith, 4Him, Newsboys and CeCe Winans. He has served as the president of three record labels before starting M2 Communications in 1999. M2 was purchased by Integrity Media, Inc. in 2002 and its name changed to INO Records, LLC in 2003, and Mr. Moseley remains the president of the company. Mr. Moseley is a member of several boards including the Christian Music Trade Association, Young Life, Christian Booksellers Association, and the Gospel Music Association where he served as the Chairman of the Board for over two years.

Composition of Board of Directors

     Integrity’s Bylaws provide that its Board of Directors shall consist of not less than three, nor more than twelve, individuals, with the exact number of directors determined by a resolution of the Board of Directors. Pursuant to Integrity’s Bylaws, its Board of Directors has set the number of directors at six. Each director is serving a one-year term ending at the 2004 Annual Meeting of Stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

Committees of the Board of Directors

     Audit Committee. The Audit Committee is currently composed of three members who are independent within the meaning of the NASD listing standards and who are otherwise qualified to serve on the Audit Committee under those standards. The members of the Audit Committee are Jimmy M. Woodward (Chairman), Heeth Varnedoe III and William A. Jolly. Mr. Woodward is a “financial expert” within the definition of that term under the applicable SEC regulations.

     The Audit Committee oversees management’s conduct of the financial reporting process, the system of financial and administrative controls and the annual independent audit of Integrity’s financial statements. In addition, the Audit Committee makes recommendations to the Board of Directors regarding Integrity’s employment of independent auditors, reviews the independence of such auditors, approves the scope of the annual activities of the independent auditors and reviews audit results.

     Compensation Committee. The members of the Compensation Committee are Heeth Varnedoe III (Chairman), Jimmy M. Woodward and William A. Jolly. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under Integrity’s incentive compensation plans.

Code of Ethics

     As a Nasdaq listed company, we are required to develop a code of conduct that applies to all of our directors, officers and employees by May 4, 2004. We are currently developing an Integrity Standards of Conduct and Ethics that will be adopted prior to Nasdaq’s May 4, 2004 deadline, and when it is adopted we will make it publicly available on our website at www.integritymedia.com.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Integrity’s officers and directors, and persons who own more than ten percent of a registered class of Integrity’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Integrity’s officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish Integrity with copies of all Section 16(a) forms that they file.

     Based solely upon a review of the copies of the forms furnished to Integrity, or written representations from certain reporting persons that no other reports were required, Integrity believes that during fiscal 2003 all of its officers and directors and greater than ten percent beneficial owners complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table presents certain summary information concerning compensation paid or accrued by Integrity for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001 for (i) the President and Chief Executive Officer of Integrity; and (ii) the four other most highly compensated executive officers of Integrity whose total salary and bonus exceeded $100,000 (determined as of December 31, 2003) (collectively, the “Named Executive Officers”).

Summary Compensation Table

				Long Term Compensation
	Annual Compensation			Awards		Payouts
					Securities
				Restricted	Underlying		All Other
Name and		Salary	Bonus	Stock Awards	Options/SAR	LTIP Payouts	Compensation
Principal Position	Year	($)	($)	($)	(#)	($)	($)
P. Michael Coleman	2003	345,320	—	—	—	—	7,871	(1)
Chairman, President	2002	333,644	—	—	—	—	4,871	(1)
and Chief Executive	2001	322,361	400,226	—	—	—	4,043	(1)
Officer
Jerry W. Weimer	2003	280,000	—	—	—	—	14,330	(2)
Executive Vice President	2002	255,104	—	—	—	—	7,622	(2)
and Chief Operating Officer	2001	241,552	253,303	—	—	—	3,988	(2)
Daniel D. McGuffey	2003	194,655	24,300	—	—	—	25,694	(3)
Senior Vice President	2002	178,933	10,450	—	—	—	26,224	(3)
and Chief Marketing	2001	171,702	227,511	377,000	50,000	—	21,441	(3)
Officer
Byron Williamson	2003	264,132	—	—	—	—	12,874	(4)
President and Chief	2002	255,104	—	—	—	—	9,255	(4)
Executive Officer of	2001	145,833	—	—	—	—	—
Integrity Publishers, Inc.
Jeffory Moseley	2003	203,500	124,200	—	—	—	8,895	(5)
President	2002	102,281	—	—	—	—	12,198	(5)
INO Records, LLC	2001	—	—	—	—	—	—

(1)	Comprised of payments made by Integrity on behalf of the officer for Personal Disability Insurance in the amount of $4,871, $4,871 and $4,043 in each of 2003, 2002 and 2001, respectively, and (ii) a contribution made by Integrity to Integrity’s 401(k) Plan and Profit Sharing Plan in the amount of $3,000 in 2003.

(2)	Comprised of payments made by Integrity on behalf of the officer for Personal Disability Insurance in the amounts of $7,622, $7,622 and $3,988 in each of 2003, 2002 and 2001, respectively, and (ii) contributions made by Integrity to Integrity’s 401(k) Plan and Profit Sharing Plan in the amount of $6,078 in 2003.

(3)	Comprised of (i) contributions made by Integrity to Integrity’s 401(k) Plan and Profit Sharing Plan in the amounts of $6,132, $5,500 and $5,250 in each of 2003, 2002 and 2001, respectively, (ii) reimbursement by Integrity of living expenses in the amounts of $14,987, $16,150 and $13,914 in each of 2003, 2002 and 2001, respectively; and (iii) payments made by Integrity on behalf of the officer for Personal Disability Insurance in the amounts of $4,574, $4,574 and $2,277 in each of 2003, 2002 and 2001, respectively.

(4)	Comprised of (i) contributions made by Integrity to Integrity’s 401(k) Plan and Profit Sharing Plan in the amounts of $6,094 and $3,381 in each of 2003 and 2002, respectively, (ii) a contribution made by Integrity to Integrity’s Executive Deferred Compensation Plan in the amount of $906 in 2003, and (iii) payments made by Integrity on behalf of the officer for Personal Disability Insurance in the amounts of $5,874 in each of 2003 and 2002.

(5)	Comprised of (i) contributions made by Integrity to Integrity’s 401(k) Plan and Profit Sharing Plan in the amounts of $6,000 and $11,000 in 2003 and 2002, respectively; and (ii) payments made by Integrity on behalf of the officer for Personal Disability Insurance in the amount of $2,895 and $1,198 in each of 2003 and 2002, respectively.

     The following table sets forth information concerning the value as of December 31, 2003 of options to purchase shares of Class A Common Stock held by the Named Executive Officers. Integrity does not issue options to purchase shares of Class B Common Stock.

Fiscal Year-End Option Values

			Number of Securities Underlying	Value of Unexercised
			Unexercised Options	In-The-Money Options
	Shares Acquired	Value	at Fiscal Year-End(#)	at Fiscal Year-End(1)
Name	On Exercise(#)	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Jerry W. Weimer	—	—	180,000/20,000	$540,860/$46,000
Daniel D. McGuffey	—	—	53,000/22,000	$184,511/$62,964

(1)	Represents the fair market value of a share of Class A Common Stock as of December 31, 2003 of $6.05, less the option exercise price, multiplied by the total number of exercisable or unexercisable options.

Employment Arrangements

     Employment Agreements. Integrity has entered into an employment agreement (the “Weimer Employment Agreement”) with Mr. Weimer for the position of Executive Vice President and Chief Operating Officer. The Weimer Employment Agreement provides Mr. Weimer with an initial annual base salary of $175,000. Mr. Weimer’s base salary was $280,000 in fiscal year 2003. Mr. Weimer is also eligible to receive cash bonuses under the executive cash bonus compensation system established from time to time by Integrity. The term of the Weimer Employment Agreement began on March 28, 1996 and continues until it is terminated for death, disability, for cause or upon mutual written agreement. The Weimer Employment Agreement also may be terminated after Mr. Weimer has been employed by Integrity for at least eighteen (18) months, upon six (6) months’ prior written notice of termination from Integrity to Mr. Weimer; however, Integrity, at its sole discretion, may elect to pay Mr. Weimer an amount equal to his salary for six (6) months in lieu of providing the above-mentioned notice. The Weimer Employment Agreement contains non-competition, non-solicitation and confidentiality provisions and expressly incorporates the Change in Control Agreement agreed to and executed by Mr. Weimer and Integrity.

     Integrity has entered into an amended and restated employment agreement (the “McGuffey Employment Agreement”) with Mr. McGuffey for the position of Senior Vice President and Chief Marketing Officer. The McGuffey Employment Agreement currently provides Mr. McGuffey with an initial annual base salary of $175,000, which may be increased for merit or cost of living at Integrity’s discretion. Mr. McGuffey’s annual base salary was $194,656 in fiscal year 2003. Integrity also agreed to pay Mr. McGuffey an annual cash bonus of at least $10,000 plus additional cash bonuses for meeting certain performance goals as established from time to time by Integrity. In addition, Integrity has agreed to pay Mr. McGuffey a retention bonus in the total aggregate amount of $70,000, payable in three equal $10,000 installments on August 1, 2003, 2004 and 2005 and a $40,000 installment on August 1, 2006. The McGuffey Employment Agreement also provides for a one time payment of $50,000 as additional consideration for execution of a covenant not to compete. The term of the McGuffey Employment Agreement began on October 29, 2001 and continues until it is terminated for death, disability, for cause or upon mutual written agreement. The McGuffey Employment Agreement also may be terminated upon six (6) months’ prior written notice of termination from Integrity to Mr. McGuffey; however, Integrity, at its sole discretion, may elect to pay Mr. McGuffey an amount equal to his salary for six (6) months in lieu of providing such notice. If Mr. McGuffey is terminated upon six months’ notice, he will be entitled to receive as a severance benefit severance payments in an amount equal to his annual salary at the time of termination multiplied by two, less any amount Integrity paid to him in lieu of the six months’ notice. The McGuffey Employment Agreement contains non-competition, non-solicitation and confidentiality provisions and expressly incorporates the Change in Control Agreement agreed to and executed by Mr. McGuffey and Integrity.

     Integrity has also entered into an employment agreement (the “Williamson Employment Agreement”) with Mr. Williamson for the position of President and Chief Executive Officer of Integrity Publishers, Inc., the publishing subsidiary of Integrity. The Williamson Employment Agreement currently provides Mr. Williamson with an initial base annual salary of $250,000. Mr. Williamson’s annual base salary was $264,132 in fiscal year 2003. Mr. Williamson is also eligible to receive cash bonuses under the executive cash bonus compensation system established from time to time by Integrity. The term of the Williamson Employment Agreement began on June 1, 2001 and continues until it is terminated for death, disability, for cause or upon mutual written agreement. The Williamson Employment Agreement also may be terminated upon six (6) months’ prior written notice of termination from Integrity to Mr. Williamson; however, Integrity, at its sole discretion, may elect to pay Mr. Williamson an amount equal to his salary for six (6) months in lieu of providing such notice. If Mr. Williamson is terminated upon six months’ notice, he will be entitled to receive as a severance benefit severance payments in an amount equal to his annual salary at the time of termination multiplied by two, less any amount Integrity paid to him in lieu of the six months’ notice. The Williamson Employment Agreement contains non-competition, non-solicitation and confidentiality provisions and expressly incorporates the Change in Control Agreement agreed to and executed by Mr. Williamson and Integrity.

     In addition, in connection with the acquisition on June 28, 2002 of all of the interests of INO Records, LLC (formerly M2 Communications L.L.C.), an artist-based independent Christian music company headquartered in Nashville, Tennessee, Integrity entered into an employment agreement (the “Moseley Employment Agreement”) with Mr. Moseley for the position of President of INO Records, LLC. The Moseley Employment Agreement currently provides Mr. Moseley with a base annual salary of $200,000. Mr. Moseley received $203,500 in base salary in fiscal year 2003. In addition to being eligible to receive cash bonuses under the executive cash bonus compensation system established from time to time by Integrity, Mr. Moseley is also eligible to receive a cash retention bonus in the total aggregate amount of $2.5 million, payable in one installment of $250,000 on June 29, 2006 and three equal $750,000 installments on June 29, 2007, 2008 and 2009 (the “Retention Bonus”). The term of the Moseley Employment Agreement began on June 28, 2002, and continues for seven years or until it is terminated for death, disability, for cause, for good reason or upon mutual written agreement. The Moseley Employment Agreement also may be terminated upon six (6) months prior written notice of termination from Integrity to Mr. Moseley; however, Integrity, at its sole discretion, may elect to pay Mr. Moseley an amount equal to his salary for six (6) months in lieu of providing such notice. If Mr. Moseley is terminated by Integrity upon six months notice or Mr. Moseley terminates the Moseley Employment Agreement for good reason, he will be entitled to receive as a severance benefit severance payments in an amount equal to his annual salary at the time of termination for the remaining term of the Moseley Employment Agreement (or the remaining term of the covenant not to compete, whichever period is longer) plus any unpaid portion of the Retention Bonus. The Moseley Employment Agreement also contains non-competition, non-solicitation and confidentiality provisions.

     Change in Control Agreements. Integrity has entered into change in control agreements (the “Change in Control Agreements”) with certain Named Executive Officers as well as other senior officers of Integrity. The Change in Control Agreements provide that in the event the officer is employed by Integrity at the time of a Change in Control (as defined in the Change in Control Agreement), the officer shall be entitled to supplemental employment benefits should his employment with Integrity terminate within 18 months after the Change in Control has occurred. The Change in Control Agreements provide that such termination of employment can be involuntary, other than termination for cause or the result of death, disability, or retirement age, or voluntary, following a material change in the nature or location of his position or a material change in the benefits provided to the officer by Integrity. The supplemental benefits that are required to be provided to the officer upon such a termination include a severance payment in an amount equal to one-half of the officer’s annual base salary as well as various other benefits, including basic life insurance, long-term disability insurance, health insurance and other medical benefits.

     Without the consent of the officer, the terms of the Change in Control Agreement may be terminated or amended by Integrity following the first anniversary of its execution and at any time prior to the first to occur of (i) a Change in Control, (ii) the public announcement of a proposal for a transaction that, if consummated, will constitute a Change in Control, or (iii) the Board of Directors learning of a proposal for a transaction that, if consummated, would constitute a Change in Control. Upon the occurrence of any of the foregoing events, the Change in Control Agreements continue in effect at such time without termination or further change by Integrity until the earlier of (x) 18 months following any Change in Control, or (y) the final withdrawal or termination of a proposal under item (ii) or (iii) that, had it been consummated, would have constituted a Change in Control, at which time the Change in Control Agreement may, once again, be amended or terminated by Integrity until one of such events occurs.

     A Change in Control, as defined in the Change in Control Agreements, includes, among other things: a change of control of Integrity such that any person, other than current affiliates of Integrity, becomes the beneficial owner of securities of Integrity representing 50% or more of the combined voting power of Integrity’s then outstanding securities; any consolidation, merger or share exchange involving Integrity in which Integrity is not the continuing or surviving corporation or pursuant to which shares of Integrity stock would be converted into cash, securities or other property; the stockholders of Integrity approving any plan or proposal for the liquidation or dissolution of Integrity; or substantially all of the assets of Integrity being sold or otherwise transferred to parties that are not within a controlled group of corporations in which Integrity is a member.

     Severance Agreements. Integrity has entered into severance agreements (the “Severance Agreements”) with certain Named Executive Officers as well as other senior officers of Integrity. The Severance Agreements provide for the payment of severance benefits to such persons upon their termination of employment by Integrity without cause. Such persons are not entitled to severance benefits under the Severance Agreement if they voluntarily resign, quit, abandon their job or cannot perform their duties due to death or disability. In addition, if an officer is entitled to severance benefits upon termination of employment under the terms of a Change in Control Agreement, as described above, the officer will not be entitled to any benefits under the Severance Agreement.

     The Executive Nonqualified Excess Plan. Effective December 1, 2002, Integrity adopted the Executive Nonqualified Excess Plan of Integrity Media, Inc. (the “Excess Plan”), which provides a means for certain Named Executive Officers as well as other senior officers of Integrity to defer receipt of a portion of their current compensation until retirement. Under the Excess Plan, eligible participants may defer up to 20% of their annual base salary and 50% of their annual or long-term incentive bonus, with gains and losses debited and credited based on the performance of one or more investment funds chosen by the participant. Under the Excess Plan, Integrity has the right to decide annually whether matching credits will be made on behalf of the participants. Integrity did not make any matching credits in fiscal 2003.

     Long-Term Incentive Plan. On November 2, 2001, Integrity’s Board of Directors adopted the Integrity Incorporated 2001 Long-Term Incentive Plan (the “2001 LTIP”). The 2001 LTIP became effective as of its approval by the Board of Directors and was approved at Integrity’s Annual Meeting of Stockholders in May 2002. The 2001 LTIP permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and other stock based awards. Integrity has reserved for issuance upon the grant or exercise of awards pursuant to this plan 400,000 shares of authorized but unissued shares of Class A Common Stock. At December 31, 2003, there were 50,000 shares of Class A restricted stock outstanding under the 2001 LTIP. There are 350,000 shares available for grants under the 2001 LTIP.

Compensation of Directors

     Integrity pays an annual retainer of $12,000 (or $1,000 per month), plus $1,000 for each Board meeting attended and $500 for each Committee meeting attended by its directors who are not employees of Integrity, former employees of Integrity or members of the immediate family of a current or former employee of Integrity. Integrity also reimburses the directors for travel expenses incurred in connection with their activities on behalf of Integrity.

     Pursuant to the Integrity Incorporated 2002 Stock Option Plan for Outside Directors (the “Director Plan”), each director (other than employees, former employees or immediate family members of current or former employees) automatically receives, on the day of each annual meeting of stockholders, a grant of options to purchase 5,000 shares of Class A Common Stock. Such options have an exercise price equal to 100% of the fair market value of the Class A Common Stock at the date of grant of the option.

     In addition, in connection with their role on the special committee of independent directors with respect to the negotiation and execution of the Agreement and Plan of Merger dated March 1, 2004 by and among Integrity, Kona Acquisition Corp. and P. Michael Coleman, Jimmy M. Woodward (Chairman), Heeth Varnedoe III and William A. Jolly were each given a compensation package consisting of a $5,000 retainer plus $500 for each special committee meeting.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is composed of Heeth Varnedoe III (Chairman), Jimmy M. Woodward and William A. Jolly. There are no “interlocks,” as defined by the SEC, with respect to any member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     On December 31, 2003, there were 2,384,783 shares of Class A Common Stock issued and outstanding and 3,385,000 shares of Class B Common Stock issued and outstanding. The percentages shown in the following table are based on the total number of shares of Integrity’s Class A Common Stock and Class B Common Stock outstanding as of that date.

     Based solely upon information made available to Integrity and except where noted, the following table sets forth certain information with respect to the beneficial ownership of Class A Common Stock and Class B Common Stock as of December 31, 2003, by (i) each person who is known by Integrity to beneficially own more than five percent of either Class A Common Stock or Class B Common Stock; (ii) each director of Integrity; (iii) each of the Named Executive Officers (as defined under “Executive Compensation” below); and (iv) all officers and directors as a group.

	Shares of Class A		Shares of Class B
	Common Stock		Common Stock		Percentage of
Name And Address	Shares Beneficially		Shares Beneficially		Class A and Class B
of Beneficial Owner (1)	Owned(2)	Percentage	Owned(2)	Percentage	Common Stock
Financial & Investment
Management Group, Ltd.(3)
417 St. Joseph Street
P.O. Box 40
Suttons Bay, MI 49682	535,328	22.4%	—	—	9.3%
Bruce Lev c/o Loeb
Partners Corporation(4)
61 Broadway
New York, NY 10006	127,590	5.4%	—	—	2.2%
Discover Equity Partners,
L.P. (U.S. Bancor Piper
Jaffray Discovery Group I,
LLC)(5)
233 South Wacker Drive
Suite 3620
Chicago, IL 60606	221,300	9.3%	—	—	3.84%
The Coleman Limited
Partnership c/o Mr. P.
Michael Coleman(6)
8651 Dawes Lake Road
Mobile, AL 36619	—	—	223,021	6.6%	3.9%
The Coleman Charitable
Foundation (7)	55,000	2.3%	—	—	*
P. Michael Coleman(8)	55,100	2.3%	3,385,000	100%	59.6%
Jean C. Coleman(9)	55,100	2.3%	3,385,000	100%	59.6%
Jimmy M. Woodward(10)	14,000	*	—	—	*
Charles V. Simpson(11)	10,500	*	—	—	*
Heeth Varnedoe III(12)	15,500	*	—	—	*
Jerry W. Weimer(13)	203,000	8.5%	—	—	3.5%
Donald J. Moen(14)	86,290	3.6%	—	—	1.5%
Daniel D. McGuffey(15)	53,000	2.2%	—	—	*
Keith J. Manwaring(16)	5,100	*	—	—	*
Chris E. Thomason(17)	18,200	*	—	—	*
Robert G. Rist(18)	26,297	1.1%	—	—	*
Donald S. Ellington(19)	12,000	*	—	—
William A. Jolly(20)	11,000	*	—	—
All directors and executive officers as a group (13 persons)(21)	509,987	21.4%	3,385,000	100%	67.5%

*	Less than 1%.

(1)	Except as indicated, the address of each executive officer and director is 1000 Cody Road, Mobile, Alabama 36695.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act. A person is deemed to be the beneficial owner of shares of common stock if such person has or shares voting or investment power with respect to such common stock, or has the right to acquire beneficial ownership at any time within 60 days. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(3)	Based on information from a Schedule 13F dated December 31, 2003.

(4)	Based on information from a Schedule 13F dated December 31, 2003.

(5)	Based on information from a Schedule 13G filed January 30, 2004.

(6)	P. Michael Coleman is the General Partner of the Coleman Limited Partnership and has sole voting and dispositive power over 223,021 shares of Class B common stock.

(7)	Includes 55,000 shares held by The Coleman Charitable Foundation over which Mr. Coleman as Chairman has shared voting and dispositive power.

(8)	Includes 100 shares of Class A common stock and 2,953,346 shares of Class B common stock owned by Mr. Coleman, 55,000 shares of Class A common stock owned by the Coleman Charitable Foundation, 208,633 shares of Class B common stock owned by Mrs. Coleman, and 223,021 shares of Class B common stock owned by the Coleman Limited Partnership.

(9)	Includes 208,633 shares of Class B common stock owned by Mrs. Coleman, 100 shares of Class A common stock and 2,953,346 shares of Class B common stock owned by Mr. Coleman, 55,000 shares of Class A common stock owned by the Coleman Charitable Foundation, and 223,021 shares of Class B common stock owned by the Coleman Limited Partnership.

(10)	Includes options to purchase 13,000 shares of Class A common stock, which are immediately exercisable.

(11)	Includes options to purchase 10,000 shares of Class A common stock, which are immediately exercisable.

(12)	Includes options to purchase 11,000 shares of Class A common stock, which are immediately exercisable.

(13)	Includes options to purchase 200,000 shares of Class A common stock, 180,000 of which are immediately exercisable and 20,000 of which are exercisable beginning in February 2004.

(14)	Includes options to purchase 78,890 shares of Class A common stock, which are immediately exercisable.

(15)	Includes options to purchase 53,000 shares of Class A common stock, which are immediately exercisable.

(16)	Includes options to purchase 5,000 shares of Class A common stock, which are immediately exercisable.

(17)	Includes options to purchase 18,200 shares of Class A common stock, which are immediately exercisable.

(18)	Includes options to purchase 20,000 shares of Class A common stock, which are immediately exercisable.

(19)	Includes options to purchase 12,000 shares of Class A common stock, which are immediately exercisable.

(20)	Includes options to purchase 11,000 shares of Class A common stock, which are immediately exercisable.

(21)	Includes options to purchase 432,090 shares of Class A common stock, 412,090 of which are immediately exercisable and 20,000 of which are exercisable beginning in February 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Donald J. Moen, who serves as Integrity’s Executive Vice President and Creative Director, is also one of Integrity’s exclusive songwriters and artists. In this capacity, Mr. Moen received payments of approximately $355,000 in royalties during the fiscal year ended December 31, 2003.

     P. Michael Coleman owns 350 shares of common stock of, representing a 35% ownership interest in, Integrity’s UK subsidiary, Integrity Music Europe Limited, of which there are 1,000 shares of common stock outstanding. During the fiscal year ended December 31, 2003, Integrity Music Europe Limited made no distributions to Mr. Coleman.

     Integrity Worship Ministries, a not-for-profit charitable organization, received from Integrity cash contributions of $150,000 for the fiscal year ended December 31, 2003. P. Michael Coleman is a member of the board of directors of Integrity Worship Ministries. This contribution was initiated and approved by Integrity’s Board of Directors, with Mr. Coleman and Jean C. Coleman abstaining from the vote.

     Integrity’s Board of Directors has adopted a policy that requires that transactions between Integrity and its officers, directors or other affiliates be on terms no less favorable to Integrity than could be obtained from unaffiliated third parties on an arm’s-length basis and, further, that any such transaction be approved by a majority of Integrity’s directors who have no interest in such transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2003. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by the Audit Committee during the fiscal years ended December 31, 2002 and 2003.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2002		December 31, 2003
		Percentage of		Percentage of
Description of Fees		Services Approved		Services Approved
(in thousands)	Amount	by Audit Committee	Amount	by Audit Committee
Audit Fees	$235,000	100%	$370,000	100%
Audit Related Fees	—	—	—	—
Tax Fees	$115,000	100%	$109,000	100%
All Other Fees	$12,156	100%	$16,000	100%

     The nature of the services comprising Tax Fees were for certain tax compliance and consulting services. The nature of the services comprising the 2003 All Other Fees were for consultations relating to the proposed merger contemplated by the Agreement and Plan of Merger dated March 1, 2004 by and among Integrity, Kona Acquisition Corp. and P. Michael Coleman that would have the effect of taking Integrity private. The nature of the services comprising the 2002 All Other Fees were for due diligence in connection with the acquisition of Sarepta Music (Pty) Ltd on March 31, 2003.

     The Audit Committee pre-approved all audit related and tax services in fiscal 2003. The Audit Committee has delegated to the Chairman of the Audit Committee, the authority to pre-approve audit-related, tax and non-audit related services to be performed by the Company’s independent auditors.

     The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)3. Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2004.

INTEGRITY MEDIA, INC.
By:	/s/ P. Michael Coleman
P. Michael Coleman
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2004.

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