Form 10-Q
period 2004-03-31
INTEGRITY MEDIA INC
filed 2004-05-17
CIK 922865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [  ] No [X]

     The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2004, the latest practicable date, was as follows:

Class	Outstanding
Class A Common Stock, $0.01 par value	2,384,783
Class B Common Stock, $0.01 par value	3,385,000

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRITY MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Mar 31, 2004	Dec 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash	$1,924	$3,142
Trade receivables, less allowance for returns and doubtful accounts of $2,524 and $2,300	12,510	10,847
Other receivables	269	143
Inventories	8,106	7,389
Other current assets	6,038	6,835

Total current assets	28,847	28,356
Property and equipment, net of accumulated depreciation of $7,537 and $7,179	10,826	10,909
Product masters, net of accumulated amortization of $22,829 and $22,321	4,995	4,737
Other assets	7,200	7,503

Total assets	$51,868	$51,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,690	$2,690
Line of Credit	5,300	4,500
Accounts payable and accrued expenses	4,627	7,746
Royalties payable	7,522	6,630
Other current liabilities	4,062	1,909

Total current liabilities	24,201	23,475
Long-term debt	6,447	7,119
Other long-term liabilities	719	630

Total liabilities	31,367	31,224

Commitments and contingencies
Minority interest	622	563

Stockholders’ Equity
Preferred stock, $.01 par value; 500,000 shares authorized, none issued and outstanding	0	0
Class A common stock, $.01 par value; 7,500,000 shares authorized; 2,384,783 shares issued and outstanding	24	24
Class B common stock, $.01 par value, 10,500,000 shares authorized; 3,385,000 shares issued and outstanding	34	34
Additional paid-in capital	13,001	13,001
Unearned compensation	(345)	(371)
Retained earnings	7,385	7,181
Accumulated other comprehensive income (loss)	(220)	(151)

Total stockholders’ equity	19,879	19,718

Total liabilities and stockholders’ equity	$51,868	$51,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Net sales	$21,479	$18,560
Cost of sales	10,533	9,619

Gross profit	10,946	8,941
Marketing and fulfillment expenses	4,310	3,218
General and administrative expenses	5,957	4,695

Income (loss) from operations	679	1,028
Other expenses
Interest expense, net	154	102
Other income (expenses), net	(32)	(21)

Income before minority interest and taxes	493	905
Provision for income taxes	230	329
Minority interest, less applicable taxes	59	60

Net income	$204	$516

Adjustments to determine comprehensive income
Foreign currency translation adjustments	(69)	110

Comprehensive income	$135	$626

Net income, basic	$0.04	$0.09

Net income, diluted	$0.03	$0.09

Weighted average number of shares outstanding
Basic	5,619	5,599
Diluted	6,062	5,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRITY MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31
	2004	2003
Cash flows from operating activities
Net income (loss)	$204	$516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	666	486
Amortization of product masters	714	813
Minority interest	59	59
Stock compensation	26	27
Trade receivables (net)	(1,663)	(80)
Other receivables	(126)	(87)
Inventories	(717)	(196)
Other assets	914	(358)
Accounts payable, royalties payable and accrued expenses	(2,227)	(570)
Other current and non current liabilities	2,243	1,550

Net cash provided by (used in) operating activities	93	2,160

Cash flows from investing activities
Purchases of property and equipment	(275)	(1,552)
Payments for product masters	(1,095)	(889)
Purchase of Sarepta Music (Pty) Ltd, net of cash	0	(191)

Net cash used in investing activities	(1,370)	(2,632)

Cash flows from financing activities
Net borrowings under line of credit	2,600	500
Payments under line of credit	(1,800)	0
Principal payments of long-term debt	(672)	(678)
Borrowings under term facility	0	900

Net cash provided by (used in) financing activities	128	722

Effect of exchange rate changes on cash	(69)	110

Net increase (decrease) in cash	(1,218)	360
Cash, beginning of year	3,142	4,821

Cash, end of period	$1,924	$5,181

Supplemental disclosures of cash flow information
Interest paid	$169	$105
Income taxes paid	$44	$0

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
MARCH 31, 2004 AND MARCH 31, 2003
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

     Integrity Music Europe Limited was formed in 1988, Integrity Media Australasia Pty Ltd (formerly Integrity Music PTY Limited) was formed in 1991, Integrity Media Asia Pte Ltd was formed in 1995, and Sarepta Music (Pty) Ltd was acquired in March 2003. These subsidiaries serve to expand the Company’s presence in Western Europe, Australia and New Zealand, Singapore and South Africa, respectively, and other than Integrity Music Europe Limited, in which P. Michael Coleman has a 35% ownership interest, all are wholly-owned by the Company. Celebration Hymnal LLC was formed in 1997 as a 50/50 joint venture with Word Entertainment for the purpose of producing and promoting The Celebration Hymnal. Due to the Company’s ability to control the venture, the Company consolidates the venture and Word Entertainment’s interest in the joint venture is presented as minority interest in these financial statements. Integrity Publishers, Inc. was formed in August 2001 for the purpose of publishing and distributing Christian books. This division began shipping its first books in the third quarter of 2002. Enlight, Inc. was purchased in March 2002 to acquire certain book publishing trademarks and domain names. INO Records, LLC (formerly M2 Communications L.L.C.), an artist-based, independent Christian music company, was purchased in June 2002. Integrity Direct, LLC was formed December 31, 2002, to create a smoother interaction between the Company and its direct sales to churches and individuals.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K. The unaudited condensed financial information has been prepared in accordance with the Company’s customary accounting policies and practices. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of results for the interim period, have been included.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

     Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     For a summary of the Company’s significant accounting policies, please see the financial statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended March 31
	2004	2003
Net Income (Loss) as reported	$204	$516
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	44	46

Pro forma net income (loss)	$160	$470

Net income (loss) per share:
Basic – as reported	$0.04	$0.09
Diluted – as reported	$0.03	$0.09
Basic – Pro forma	$0.03	$0.08
Diluted – Pro forma	$0.03	$0.08

Note 2 — LONG TERM DEBT

     On April 25, 2001, the Company entered into a $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, and term loans of $14 million. Through this credit facility, the Company refinanced its previous credit facility with Bank Austria Creditanstalt. Effective January 29, 2004, the line of credit increased from $6 million to $9 million. At March 31, 2004, there was $5.3 million outstanding under the line of credit and $9.1 million outstanding under the term loans. At March 31, 2003, there was $500 thousand outstanding under the line of credit and $9.7 million outstanding under the term loans. The loans with LaSalle carry an interest rate of 4.3%.

Note 3 – SEGMENT INFORMATION

     Summarized financial information concerning the Company’s reportable segments is shown in the following table, in thousands:

	Three months Ended March 31
	2004	2003
Net Sales
Retail	$7,737	$8,239
Direct to Consumer	3,274	3,934
International	2,620	2,257
Book Publishing	5,608	2,073
Other	2,955	3,092
Eliminations	(715)	(1,035)

Consolidated	$21,479	$18,560

Operating profit (before minority interest)
Retail	$1,190	$1,420
Direct to Consumer	164	750
International	40	304
Book Publishing	1,485	23
Other	807	834
Eliminations	0	0

Consolidated	3,686	3,331
General corporate expense	(3,039)	(2,324)
Interest expense, net	(154)	(102)

Income before income taxes and minority interest	$493	$905

Note 4 – PURCHASE TRANSACTION

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the three months ended March 31, 2004 increased $2.9 million, or 15.7%, to $21.5 million from $18.6 million for the three months ended March 31, 2003. The increase was primarily due to a $3.5 million increase in sales for Integrity Publishers. Also contributing to the increase were approximately $800 thousand in sales from the soundtrack of “The Passion of the Christ”. Negatively impacting revenues for the quarter was a decline in Songs4Worship sales, which decreased 65.8% or $1.9 million, from $2.8 million in the first quarter of 2003 to $968 thousand in the first quarter of 2004.

     Sales in the Retail segment decreased $502 thousand or 6.0% to $7.7 million for the three months ended March 31, 2004, compared to $8.2 million in the same period in 2003. Though favorably impacted by the $800 thousand in sales of “The Passion of the Christ” soundtrack, sales in the retail segment were negatively impacted by a decrease of approximately $1.0 million in Songs4Worship sales and a decrease of approximately $500 thousand in sales of the Company’s iWorship albums. Sales of the iWorship albums had a favorable impact in the first quarter, 2003 due to the carryover of its successful launch in the fall of 2002. Revenues for INO Records were down 8.6% from $2.7 million for the three months ended March 31, 2003 to $2.5 million for the same period in 2004. A new release from Mercy Me, “Undone”, was released in April, 2004 and debuted at number 12 on the Billboard Top 200 sales chart.

     Sales in the Direct to Consumer segment decreased $512 thousand or 13.0% to $3.4 million for the three months ended March 31, 2004, compared to $3.9 million in the same period in 2003. The decrease was due to a decline of $578 thousand in Songs4Worship sales.

     International sales increased 16.1%, or $363 thousand, to $2.6 million for the three months ended March 31, 2004 compared to $2.3 million in the same period 2003. The increase was due to sales of $392 thousand for Sarepta in the first quarter, 2004 compared to none in the same period in 2003. Sarepta was acquired on March 31, 2003 and therefore the Company recognized no revenues from Sarepta in the first quarter, 2003.

     Book Publishing sales increased 171%, or $3.5 million, to $5.6 million for the three months ended March 31, 2004 compared to $2.1 million for the same period 2003. Two books accounted for the increased sales in 2004 – “It’s Not About Me” by Max Lucado with sales of $2.4 million; and “The Ten Offenses” by Pat Robertson with sales of $1.2 million. “It’s Not About Me” hit number 8 on the New York Times Hardcover Advice Bestseller list. Also favorably impacting first quarter, 2004 revenues were a new scrapbook series called “Integrity’s Scrapbook of Memories”, which generated revenues of approximately $1.2 million and sales of approximately $725 thousand for a devotional book called “His Passion”.

     Sales in the Other segment declined slightly from $3.1 million for the three months ended March 31, 2003 to $3.0 million for the same period 2004 due primarily to decreases in Copyright income of $117 thousand.

     Gross profit for the Company increased $2.0 million or 22.4% to $10.9 million for the three months ended March 31, 2004, compared to $8.9 million for the same period in 2003 due primarily to the increase in sales for the quarter. Gross profit as a percentage of sales increased to 51.0% for the three-month period ended March 31, 2004 from 48.2% for the same period in 2003 mainly because of the higher margin sales of Book Publishing. Margins for Book Publishing were 60.9% for the three months ended March 31, 2004 compared to 53.0% for the same period 2003. This increase was primarily because the new scrapbook series called “Integrity’s Scrapbook of Memories” and the devotional book “His Passion” carry no royalty obligations.

     The gross profit percentage in the Retail segment increased slightly to 45.7% for the three months ended March 31, 2004, from 44.3% in the same period in 2003 due primarily to product mix. The gross margin percentage in the Direct to Consumer segment increased to 59.7% for the three-month period ended March 31, 2004, from 56.8% in the same period of 2003, due to the reduction in the lower margin Songs4Worship sales and changes in product mix. The gross profit percentage in the International segment decreased to 45.2% for the three-month period ended March 31, 2004, from 50.9% for the same period in 2003, due to the lower margin sales of Sarepta and to product mix changes. In the Other segment, the gross profit percentage increased to 31.2% for the three months ended March 31, 2004, from 29.1% for the same period in 2003 due to higher inventory reserves and higher amortization expense related to unamortized product masters recorded in 2003.

     The following table shows the gross margin by operating segment:

	Three Months Ended March 31,
Gross margin	2004	2003
Retail	45.7%	44.3%
Direct to Consumer	59.7%	56.8%
International	45.2%	50.9%
Book Publishing	60.9%	53.0%
Other	31.2%	29.1%
Eliminations	12.31%	8.5%

Consolidated	51.0%	48.2%

     Marketing and fulfillment expenses increased $1.1 million, or 33.9% to $4.3 million or 20.0% of net sales for the three months ended March 31, 2004, as compared to $3.2 million or 17.4% of net sales for the same period in 2003. The increase in marketing and fulfillment expenses for the three months ended March 31, 2004 is primarily attributable to the increased marketing and fulfillment expenses for Book Publishing due to its additional revenues, and to increases in marketing expenses in the Direct to Consumer segment.

     General and administrative expenses increased $1.3 million or 26.9% to $6.0 million or 27.7% of net sales for the three months ended March 31, 2004, as compared to $4.7 million or 25.3% of net sales for the same period in 2003. The increase for the three months ended March 31, 2004 is attributable to additional expenses for Book Publishing, G&A expenses for Sarepta (acquired on March 31, 2003), additional depreciation expense for the new corporate facility (occupied in June, 2003), additional depreciation of the Company’s new software system (operational in July, 2003), and professional fees related to the proposed “going-private” transaction.

     Operating profit in the Retail segment decreased $273 thousand, or 19.2%, to $1.1 million, or 15.1 % of net sales for the three months ended March 31, 2004, from $1.4 million, or 17.2% of net sales for the same period in 2003 due primarily to increases in marketing expenses. Operating profit in the Direct to Consumer segment decreased $543 thousand, or 72.4%, to $207 thousand, or 6.0% of net sales, for the three months ended March 31, 2004, from $750 thousand, or 19.1% of net sales, in the same period in 2003 due primarily to lower sales and higher marketing expenses. Operating profit in the International segment decreased $264 thousand, or 86.8% to $40 thousand, or 1.5% of net sales, for the three-month period ended March 31, 2004, from $304 thousand, or 13.5% of net sales, for the same period in 2003 due to lower gross margins and increases in general and administrative expenses. Operating profit for the book publishing segment increased $1.5 million, or 630%, to $1.5 million, or 26.5% of sales for the three-month period ended March 31, 2004, from $23 thousand, or 1.1% of sales for the same period 2003 due to increased revenues for the 2004 comparable period. Operating profit in the Other segment was basically the same for both comparable periods — $807 thousand in 2004 compared to $834 thousand in 2003.

     Net interest expense increased $52 thousand or 51% to $154 thousand for the three-month period ended March 31, 2004, as compared to $102 thousand for the same period in 2003. The increase for the three months ended March 31, 2004 was due to a higher debt levels in 2004 compared to 2003.

     The Company recorded income tax provisions of $230 thousand and $329 thousand for the three months ended March 31, 2004 and 2003, respectively. The Company’s effective tax rate for the first three months of 2004 was 46.7%, compared to 38.9% for the first three months of 2003. The increase in the effective tax rate in 2004 is because the Company is not realizing any tax benefit from losses incurred in both the UK and Singapore subsidiaries due to significant net operating loss carryovers in both of these subsidiaries. These losses are not being recognized because the Company has determined that it is more likely than not that the tax benefit of these current year losses will not be realized. The Company expects that its effective tax rate for the year 2004 will be approximately 43% to 46%.

     Net income for the three months ended March 31, 2004 decreased $312 thousand or 60.5% to $204 thousand, from $516 thousand for the same period in 2003.

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

     On April 25, 2001, the Company entered into a $20 million, five-year secured credit facility with LaSalle Bank. The credit agreement included a $6 million line of credit, and term loans of $14 million. Through this credit facility, the Company refinanced its previous credit facility with Bank Austria Creditanstalt. Effective January 29, 2004, the line of credit increased from $6 million to $9 million. At March 31, 2004, there was $5.3 million outstanding under the line of credit and $9.1 million outstanding under the term loans. At March 31, 2003, there was $500 thousand outstanding under the line of credit and $9.7 million outstanding under the term loans. The loans with LaSalle carry an interest rate of 4.3%. For the three months ended March 31, 2004, the Company had average daily borrowings under the LaSalle credit facility of $15.3 million at an average interest rate of 4.3%. At the Company’s option, the LaSalle credit facility bears interest at the bank’s base rate plus a margin ranging from 0.00% to 0.50%, or LIBOR plus a margin ranging from 2.25% to 3.00%. The actual margin is a function of the Company’s leverage ratio as calculated quarterly.

     Cash provided by operating activities totaled $94 thousand for the three months ended March 31, 2004, compared to cash provided by operating activities of $2.2 million for the three months ended March 31, 2003. The decrease from 2003 to 2004 resulted primarily from increases in accounts receivable and inventory balances.

     Investing activities used $1.4 million and $2.6 million during the three months ended March 31, 2004 and 2003, respectively. Investing activities for the three months ended March 31, 2004 consisted of capital expenditures for computer equipment totaling $275 thousand and investments in product masters totaling $1.1 million. Investing activities for the three months ended March 31, 2003 consisted of the purchase of Sarepta Music (Pty) Ltd for $191,000 on March 31, 2003, capital expenditures for computer equipment and capital improvements to existing buildings totaling $1.6 million and investments in product masters totaling $889,000. The investment in product masters for the three months ended March 31, 2004 relates primarily to development of products scheduled for release within the next six to eighteen months.

     The Company made principal payments on its LaSalle facility of $672,500 and $672,500 in the three months ended March 31, 2004 and 2003, respectively.

     During the three months ended March 31, 2004 and 2003, the Company did not make any distributions to Word Entertainment, its 50% partner in the Celebration Hymnal LLC joint venture.

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

Recent Accounting Pronouncements:

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

	Three Months Ended March 31
	2004	2003
Net Income (Loss) as reported	$204	$516
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	44	46

Pro forma net income (loss)	$160	$470

Net income (loss) per share:
Basic – as reported	$0.04	$0.09
Diluted – as reported	$0.03	$0.09
Basic – Pro forma	$0.03	$0.08
Diluted – Pro forma	$0.03	$0.08

Special Cautionary Notice Regarding Forward-Looking Statements

     Certain of the matters discussed in this report including matters discussed under the caption “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements represent management’s estimates only as of the date of this report and should not be relied upon as representing estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk is due to fluctuations in interest rates as they pertain to the Company’s borrowings under its credit facility. As of April 25, 2001, the Company paid interest on borrowings at either LaSalle’s base rate or an Adjusted LIBOR, plus an Interest Rate Margin. The Interest Rate Margin is based upon the Leverage Ratio as of the last day of a fiscal quarter. Prior to April 25, 2001, under the Bank Austria credit facility, the Company paid interest on borrowings at either the lender’s base rate plus 0.75%, or LIBOR plus 2%. Prior to September 2000, the interest rate was the bank’s base rate plus 1 1/2% or LIBOR plus 3%. In the event that interest rates were to increase 100 basis points, the Company’s interest expense would increase and income before income tax would decrease by $38,332, assuming current debt levels are maintained. (This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company’s borrowing cost without consideration of other factors such as actions management might take to mitigate its exposure to interest rate changes.)

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

PART II.
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number	Exhibit Description
3(i)	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-84584) filed on September 29, 1994).

3(i).1	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated July 21, 1995, (incorporated by reference from Exhibit 3(i).1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

3(i).2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 24, 2002 (incorporated by reference from Exhibit 3(i).2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

3(ii)	Bylaws of the Registrant, as amended (incorporated by reference from Exhibit 3(ii) to the Registrant’s Registration Statement on Form S-1 (File No. 33-78582), and amendments thereto, originally filed on May 6, 1994).

4.1	See Exhibits 3(i), 3(i).1 and 3(ii) for provisions of the Certificate of Incorporation, as amended, and Bylaws, as amended, of the Registrant defining rights of holders of Class A and Class B Common Stock of the Registrant.

4.2	Form of Class A Common Stock certificate of the Registrant (incorporated by reference from Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.1	Eighth Amendment to Credit Agreement by and between Integrity Media, Inc., Integrity Publishers, Inc., Integrity Direct, LLC, INO Records, LLC, and LaSalle Bank National Association, dated January 29, 2004 (incorporated by reference from Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.2	Agreement and Plan of Merger by and among Integrity Media, Inc., Kona Acquisition Corp., and P. Michael Coleman dated March 1, 2004 (incorporated by reference from Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Financial Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer of Integrity Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On March 2, 2004, Integrity Media, Inc. (the “Company”) filed a Form 8-K announcing the execution of a merger agreement with Kona Acquisition Corp., an entity wholly owned by P. Michael Coleman, the Company’s co-founder, principal stockholders, President and Chief Executive Officer, that would have the effect of taking the Company private. The closing of the merger is subject to a number of conditions, including Kona’s financing and approval by a majority of the Company’s stockholders who are unaffiliated with management.

On March 31, 2004, the Company filed a Form 8-K, disclosing the filing of a Form 12b-25 on March 30, 2004 due to the Company’s inability to file its Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) by the prescribed date of March 30, 2004 without unreasonable effort or expense because the Company was in the process of restating its earnings for the fiscal years ended December 31, 2001 and 2002, which affected certain quarters of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integrity Media, Inc.
Date: May 14, 2004	/s/ P. Michael Coleman
P. Michael Coleman
Chairman, President and Chief Executive Officer

Date: May 14, 2004	/s/ Donald S. Ellington
Donald S. Ellington
Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)